Form 10-Q
period 2008-11-30
Deer Bay Resources Inc.
filed 2009-01-14
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                       Commission File Number: 333-155789


                             DEER BAY RESOURCES INC.
             (Exact name of registrant as specified in its charter)

             Nevada
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       #678-1333 W Broadway Street
  Vancouver, British Columbia, Canada                     V6H 4C1
(Address of principal executive offices)                 (Zip Code)

                                 (604) 721-2001
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 14, 2009, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the three months and nine months ended November 30, 2008 include all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

                                                                     November 30,      February 28,
                                                                        2008               2008
                                                                      --------           --------
                                                                     (Unaudited)
Assets

Current Assets
  Cash                                                                $ 12,671           $  4,724
                                                                      --------           --------

Total Assets                                                          $ 12,671           $  4,724
                                                                      ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable and accrued liabilities                            $  3,150           $  5,000
                                                                      --------           --------

Total Current Liabilities                                                3,150              5,000
                                                                      --------           --------

Stockholders' Equity (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 common shares (February 28, 2008: 7,610,000)            13,011                761

Additional paid-in-capital                                              62,789             29,039

Deficit accumulated during the exploration stage                       (66,279)           (30,076)
                                                                      --------           --------

Total stockholders' equity (deficit)                                     9,521               (276)
                                                                      --------           --------

Total liabilities and stockholders' equity (deficit)                  $ 12,671           $  4,724
                                                                      ========           ========


Nature and continuance of operations (Note 1)


                             See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                                                                           Cumulative from
                                      Nine Months       Nine Months       Three Months     Three Months    August 25, 2004
                                         Ended             Ended             Ended            Ended        (Inception) to
                                      November 30,      November 30,      November 30,     November 30,      November 30,
                                          2008              2007              2008             2007              2008
                                      ------------      ------------      ------------     ------------      ------------
Revenue                               $         --      $         --      $         --     $         --      $         --
                                      ------------      ------------      ------------     ------------      ------------
Expenses
  Bank charges                        $        100      $         96      $         24     $         56               495
  Mineral property costs                     8,000                --                --               --            15,500
  Office expenses                              534               319                --               --             1,645
  Professional fees                         16,759             5,250             8,535              250            35,950
  Transfer agent and filing fees            10,810               954               610               --            12,689
                                      ------------      ------------      ------------     ------------      ------------

Net Loss                              $    (36,203)     $     (6,619)     $     (9,169)    $       (306)     $    (66,279)
                                      ============      ============      ============     ============      ============


Loss per share - Basic and diluted    $         --      $         --      $         --     $         --
                                      ============      ============      ============     ============

Weighted Average Number of Common
Shares Outstanding                      76,219,000         7,610,000       128,077,000        7,610,000
                                      ============      ============      ============     ============


                             See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
From August 25, 2004 (Inception) to November 30, 2008

                                                                                         Deficit
                                                                                       Accumulated
                                             Number of                  Additional      During the
                                              Common          Par        Paid-in       Exploration
                                              Shares         Value       Capital          Stage          Total
                                              ------         -----       -------          -----          -----
August 25, 2004                                     --           --           --              --             --
October 11, 2004 - Issued for                6,300,000      $   630      $ 5,670        $     --       $  6,300
 cash at $0.001

October 25, 2004 - Issued for                1,050,000          105       10,395              --         10,500
 cash at $0.01

January 5, 2005 - Issued for                   260,000           26       12,974              --         13,000
 cash at $0.05

Net loss                                            --           --           --          (3,729)        (3,729)
                                           -----------      -------      -------        --------       --------
Balance, February 28, 2005                   7,610,000          761       29,039          (3,729)        26,071

Net loss                                            --           --           --         (11,824)       (11,824)
                                           -----------      -------      -------        --------       --------
Balance, February 28, 2006                   7,610,000          761       29,039         (15,553)        14,247

Net loss                                            --           --           --          (2,598)        (2,598)
                                           -----------      -------      -------        --------       --------
Balance, February 28, 2007                   7,610,000          761       29,039         (18,151)        11,649

Net loss                                            --           --           --         (11,925)       (11,925)
                                           -----------      -------      -------        --------       --------
Balance, February 29, 2008                   7,610,000          761       29,039         (30,076)          (276)

June 24, 2008 - Issued for cash
 at $0.001                                  32,500,000        3,250       29,250              --         32,500

June 24, 2008 - Issued for cash
 at $0.0001                                 85,000,000        8,500           --              --          8,500

October 24, 2008 - Issued for
 cash at $0.001                              5,000,000          500        4,500              --          5,000

Net loss                                            --           --           --         (36,203)       (36,203)
                                           -----------      -------      -------        --------       --------
Balance, November 30, 2008                 130,110,000      $13,011      $62,789        $(66,279)      $  9,521
                                           ===========      =======      =======        ========       ========

                             See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Nine Months        Nine Months
                                                           Ended              Ended
                                                        November 30,       November 30,
                                                           2008               2007
                                                         --------           --------
Cash flows from operating activities
  Net loss                                               $(36,203)          $ (6,619)
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities               (1,850)                --
                                                         --------           --------
Net cash used in operations                               (38,053)            (6,619)
                                                         --------           --------
Cash flows from financing activities
  Common shares issued for cash                            46,000                 --
                                                         --------           --------
Net cash provided by financing activities                  46,000                 --
                                                         --------           --------

Net increase (decrease) in cash                             7,947             (6,619)

Cash - beginning of period                                  4,724             11,649
                                                         --------           --------

Cash - end of period                                     $ 12,671           $  5,030
                                                         ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest                                                     --                 --
  Taxes                                                        --                 --
                                                         ========           ========


                             See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

     Deer Bay Resources Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on August 25, 2004. The Company is in the exploration stage of its resource business. The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise. During the year ended February 28, 2006 the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Ontario, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $66,279 as at November 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's fiscal year end is February 28.

     INTERIM FINANCIAL STATEMENTS

     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended February 29, 2008, included in the Company's S1 Registration Statement filed on November 28, 2008 with the SEC.

     The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2008, and the results of its operations and cash flows for the nine months ended November 30, 2008 and 2007. The results of operations for the three months and nine months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

     MINERAL INTERESTS

     The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company's shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

     When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

     USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION
     a. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense in the fourth quarter of 2007 because there were no stock options outstanding prior to the adoption or at November 30, 2008.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged ITEMs are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged ITEMs affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

     In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3. MINERAL INTERESTS

     On April 26, 2005, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario for total consideration of $7,500.

     The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

     On March 18, 2008, the Company entered into a mineral property purchase agreement with Laurence Stephenson to acquire a 100% interest in one mineral claim located in the New Westminster Mining Division, BC for total consideration of $8,000.

4. COMMON STOCK

     During the year ended February 28, 2005 the Company issued 7,610,000 shares of common stock for total cash proceeds of $29,800.

     On April 29, 2008 the Company's articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and reduce par value to $0.0001. This amendment has been applied retroactively to all share and per share amounts.

     On June 24, 2008 the Company issued 32,500,000 common shares at $.001 per share to six individuals pursuant to a private placement under Regulation S of the Securities and Exchange Commission for total cash proceeds of $32,500.

     On June 24, 2008, the Company issued 85,000,000 common shares at $.0001 to the Company's President for total cash proceeds of $8,500.

     On October 24, 2008 the Company received $5,000 pursuant to a subscription for 5,000,000 common shares at $0.001 per share.

     At November 30, 2008, there were no outstanding stock options or warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" in Part II, ITEM 1A of this quarterly report below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us" and "our" refer to Deer Bay Resources Inc.

OVERVIEW

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of mineral properties in the United States and within North America.

We have no revenues, have incurred losses since our incorporation on August 25, 2004, and have relied upon the sale of our securities in unregistered private placement transactions to fund our operations. For the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and to pursue our exploration activities.

We were incorporated under the laws of Nevada effective August 25, 2004. Our principal offices are located at 1333 West Broadway, Suite 678, Vancouver, British Columbia Canada V6H 4C1. Our telephone number is (604) 721-2001.

OUR BUSINESS

MINERAL CLAIMS

Since inception, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. On April 26, 2005, we entered into a mineral property purchase agreement to acquire a 100% interest in a mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario, Canada for total consideration of $7,500. This claim has expired. On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson (the "Stephenson Agreement") to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada (the "British Columbia Claim"). As of the date of this Prospectus the British Columbia Claim is in good standing. We had paid $5,000 to a geologist for analysis of the property underlying our British Columbia Claim.

We had obtained a geological report on the property underlying our British Columbia Claim. The geology report dated June 5, 2008 recommended that a Phase I program of geological mapping, sampling and prospecting be undertaken to further define areas of potential interest. The first priority should be a comprehensive review of reports and maps pertaining to all past exploration work, including surface surveys, drilling, trenching and underground exploration followed by a field examination of the subject area. The review should include preparation of compilations of all available maps and sections pertaining to the property adjusted to common scales to permit accurate comparisons of data from different projects. The geophysical data, in particular the chargeability surveys previously carried our, should be professionally re-evaluated and an effort should be made to re-locate the survey grids. Their positions along with those of all known mineral occurrences, trenches, drill holes, adits and geographical features should be established with the aid of GPS instruments. Completion of this phase is expected to identify gaps in data and areas where additional effort is needed and to permit design of an appropriate program of additional work.

The nature and extent of any follow-up work will be contingent on the results of the review but it is recommended that provision be made for a preliminary program of geological mapping, fill-in soil sampling and possibly trenching particularly in the areas of the chargeability anomalies. Consideration should be given to the application of mobile metal ion geochemistry as an approach to overcoming apparent difficulties with heavy overburden in parts of the property.

An estimate of the cost of the proposed initial review and field examination is $10,000 along with an additional $25,000 of further geological investigation in order to complete Phase II. Provision of an additional budget of $50,000 is recommended for the contingent exploration work that would be required to complete the follow-up surveys.

EXPLORATION STAGE COMPANY

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain minerals for the purpose of discovering the presence of such minerals, if any, and its extent. There is no assurance that commercially viable minerals exist on the property underlying our British Columbia Claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable reserve on the property underlying our interests, and there is no assurance that we will discover one.

PROPERTY DESCRIPTION

The property consists of one mineral claim representing 320 units listed in the table below:

        Claim Number and Name      Area (in hectares)        Expiry Date
        ---------------------      ------------------        -----------

           #574831 Emmy                   418              January 25, 2009

The property consists of one mineral claim representing 320 units listed in the table below: The Pacific Nickel Mine located in Southwestern BC near Hope was a very significant producer of copper and nickel from an ultramafic intrusive geologic environment. As one of the largest Canadian sources of these metals outside of Sudbury, Ontario and Thompson, Manitoba, the lack of exploration in this area makes it a unique underdeveloped mineral belt that requires a concerted exploration program that should include geological mapping; silt, soil and rock sampling, thin section analysis, and airborne geophysics followed by diamond drilling.

The Emory Creek Claim is located 5 kilometers north of the mine area and approximately 11 kilometers north of Hope B.C. on Map Sheet M092H053.

There is tremendous similarity and coincident features in the rock types and geophysical imprint between the geology of the Pacific Nickel Mine area and the ultramafic belt extending to the northwest and south west from it. It is evident from the public and private record that this belt has not been subjected to detailed recent exploration until now with numerous exploration companies initiating large scale programs. Research into the mine area has provided some excellent exploration features that should be looked for on the unexplored area.

EXPLORATION PROGRAM

We will engage a geologist to provide a further analysis of the property and potential for minerals. Our initial program should subsequently be to prospect the property locating all signs of unreported previous work and record the results by global positioning system (GPS) coordinates. After all previous work areas have been accurately located, a geologist can rapidly produce a detailed geological map of the property delineating the favorable areas. Samples should be carefully collected from all exposure of the formation and analyses performed.

The requirement to raise further funding for exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. If results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our mining program, build production infrastructure, and raise additional capital for further land acquisitions. This includes the following activity:

     *    Review all available information and studies.
     *    Digitize all available factual information.
     * Complete an NI 43-101 Compliant Report with a qualified geologist familiar with mineralization.
     * Determine feasibility and amenability of extracting the minerals via an ISL operation.
     *    Create investor communications materials, corporate identity.
     *    Raise funding for mineral development.
     * Target further leases for exploration potential and obtain further funding to acquire new development targets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited financial statements from our inception (August 25, 2004) to February 29, 2008 and the years ended February 28, 2008 and 2007 and our unaudited financial statements for the six month period ended August 31, 2008 and 2007, together with the notes thereto that are included in our S-1 Registration Statement filed and effective November 28, 2008, and the section entitled "Description of Business", included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. Register our shares for resale by our selling stockholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board. Our first milestone is to complete the registration of our shares for resale by the selling stockholders named in this prospectus, effect registration of our common stock as a class under the Exchange Act concurrently with the effectiveness the registration statement of which this prospectus forms a part, and then obtain a trading symbol to facilitate quotation of our shares on the OTC Bulletin Board. We plan to apply to FINRA for a trading symbol to begin trading our shares on the OTC Bulletin Board once our common stock has been registered as a class under the Exchange Act. The remaining costs are expected to be approximately $14,000. The nature of these costs is audit, legal, transfer agent fees and SEC registration costs.
2. We plan to complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $70,000. We expect to commence our exploration program in the fall of 2008, depending on weather conditions and the availability of personnel and equipment.
3. We anticipate spending approximately $1,000 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $49,500 ($20,500 to complete the registration of our shares and begin trading on the OTC Bulletin Board, $20,000 to complete phase one of our recommended exploration program, and $9,000 to cover ongoing general and administrative expenses. As at August 31, 2008, we had cash of $19,214 and liabilities of $5,524. As such, we anticipate that our cash may not be sufficient to enable us to complete phase one of our recommended exploration program, to pay for the costs of registering our shares and to begin trading on the OTC Bulletin Board, and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program, Our recommended worked program is described in this Prospectus under the heading "Description of Business and Properties--Our Planned Exploration Program".

During the twelve-month period following the date of this Prospectus, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our interests and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our interests. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage in our interest to the joint venture participant.

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to November 30, 2008.

EXPENSES

Our general and administrative expenses for the three months and nine months ended November 30, 2008 and 2007 and for the period from August 25, 2004 (date of inception) to November 30, 2008 are summarized below:

                                                                                                        Cumulative from
                                   Nine Months       Nine Months       Three Months     Three Months    August 25, 2004
                                      Ended             Ended             Ended            Ended        (Inception) to
                                   November 30,      November 30,      November 30,     November 30,      November 30,
                                       2008              2007              2008             2007              2008
                                   ------------      ------------      ------------     ------------      ------------
Revenue                            $         --      $         --      $         --     $         --      $         --
                                   ------------      ------------      ------------     ------------      ------------
Expenses
  Bank charges                     $        100      $         96      $         24     $         56               495
  Mineral property costs                  8,000                --                --               --            15,500
  Office expenses                           534               319                --               --             1,645
  Professional fees                      16,759             5,250             8,535              250            35,950
  Transfer agent and filing fees         10,810               954               610               --            12,689
                                   ------------      ------------      ------------     ------------      ------------

Total Expenses                     $    (36,203)     $     (6,619)     $    (11,925)    $       (306)     $    (66,279)
                                   ============      ============      ============     ============      ============

THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2007

We have experienced a net loss of $11,925 for the three months ended November 30, 2008 as compared to a net loss of $306 for the comparative three months, mainly as a result of professional fees, which consisted of audit fees of $3,150 and accounting and financial services fees of $5,385.

NINE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2007

We have experienced a net loss of $36,203 for the nine months ended November 30, 2008 as compared to a net loss of $6,619 for the comparative nine months. The Company paid $8,000 for its mineral property during the period. The Company also paid $10,200 to its transfer agent as a one-time set up fee. The largest expense was a result of professional fees, which consisted of audit fees of $11,374 and accounting and financial services fees of $5,385.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $12,671 and working capital of $9,521 as of November 30, 2008.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended November 30, 2008 was $35,053 compared to $6,619. These balances are mainly made up of our net loss as disclosed above less $1,850 of cash used to pay down accounts payable.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the nine months ended November 30, 2008 and 2007.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. During the nine months ended November 30, 2008 we have raised a total of $46,000 from private offerings of our securities including $8,500 from our President who subscribed for 85,000,000 additional common shares and $37,500 from a private placement of 37,500,000 common shares. There were no financings in the comparative period ended November 30, 2008.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business plan. For these reasons our auditors stated in their report dated June 24, 2008 for the years ended February 28, 2007 and February 29, 2008 that they have substantial doubt we will be able to continue as a going concern.

FUTURE FINANCING

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business plan.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2008, we had no off-balance sheet arrangements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

MINERAL INTERESTS

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company's shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense in the fourth quarter of 2007 because there were no stock options outstanding prior to the adoption or at November 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. UNREGISTGERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTGE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number                     Description of Exhibit
--------------                     ----------------------

   31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer
   32.1 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEER BAY RESOURCES INC.


By:  /s/ Garry Wong
   ---------------------------------------------------------
   Garry Wong
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer)

Date: January 14, 2009