Form 10-K
period 2009-02-28
Deer Bay Resources Inc.
filed 2009-06-15
CIK 1368620

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-1557893

                             Deer Bay Resources Inc.
                 (Name of small business issuer in its charter)

             Nevada                                                 n/a
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                        133 W. Broadway Street, Suite 678
                           Vancouver, British Columbia
                                 Canada V6H 4C1
                    (Address of principal executive offices)

                                 (604) 721-2001
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                               on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.0001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. May 28, 2009: n/a. .

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                     Outstanding as of June 12, 2009
       -----                                     -------------------------------
Common Stock, $0.0001                                     130,110,000

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             DEER BAY RESOURCES INC.
                                    Form 10-K

                                      INDEX

Item 1.   Business                                                             4

Item 1A.  Risk Factors                                                         8

Item 1B.  Unresolved Staff Comments                                           18

Item 2.   Properties                                                          18

Item 3.   Legal Proceedings                                                   18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   18

Item 6.   Selected Financial Data                                             20

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            21

Item 8.   Financial Statements and Supplemental Data                          26

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            35

Item 9A.  Controls and Procedures                                             35

Item 9B   Other Information                                                   36

Item 10.  Directors, Executive Officers and Corporate Governance              36

Item 11.  Executive Compensation                                              38

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     39

Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        40

Item 14.  Principal Accountant Fees and Services                              40

Item 15.  Exhibits and Financial Statement Schedules                          41

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Deer Bay Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

GLOSSARY

ADIT - A horizontal excavation made into a hill that is usually driven for the purpose of intersecting or mining an ore body.

ARKOSE - a feldspar-rich sandstone.

BRECCIA - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CHLORITIZATION - The conversion of or replacement by chlorite.

DIAMOND DRILLING - a type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.

ELECTRO-MAGNETIC ("EM") SURVEY - A geophysical survey method which measures the electromagnetic properties of rocks.

FAULT - a fracture or break in rock along which there has been movement.

FLUVIAL: Of or pertaining to a river or rivers

GAMMA LOG - A type of survey that records the amount of radiation in the surrounding rock.

GEOPHYSICAL SURVEY - A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

GRANITE - any holocrystalline, quartz-bearing plutonic rock.

HEMATITE - An oxide of iron, and one of iron's most common ore minerals.

IGNIMBRITE - The rock formed by the widespread deposition and consolidation of ash flows.

LENSE - A body of ore that is thick in the middle and tapers towards the ends.

NATIONAL INSTRUMENT 43-101 (NI 43-101) - A rule developed by the Canadian Securities Administrators (CSA) and administered by the provincial securities commissions in Canada that governs how issuers disclose scientific and technical information about their mineral projects to the public. It covers oral statements as well as written documents and websites. It requires that all disclosure be based on advice by a "qualified person" and in some circumstances that the person be independent of the issuer and the property. A qualified person (QP) as defined in NI 43-101 as an individual who: (i) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (ii) has experience relevant to the subject matter of the mineral project and the technical report; and (iii) is a member in good standing of a professional association.

PYROCLASTIC - Produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent. Applied to the rocks and rock layers as well as to the textures so formed.

SANDSTONE - A medium-grained sedimentary rock composed of abundant rounded or angular fragments of sand size set in a fine-grained matrix and more or less firmly united by a cementing material

SYNCLINE - A down-arching fold in bedded rocks

TUFF - A general term for all consolidated pyroclastic rocks.

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Deer Bay Resources Inc. was incorporated under the laws of the State of Nevada on August 25, 2004 under the name "Deer Bay Resources Inc.". Since inception, we have been engaged in the business of acquisition and exploration of mineral properties in North American. As of the date of this Annual Report, our main focus is the identification, acquisition and exploration of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

On November 28, 2008, we filed a registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement went effective on December 11, 2008. As of the date of this Annual Report, we intend to file the appropriate documentation to commence trading our shares of common stock on the Over-the-Counter Bulletin Board.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Deer Bay Resources." refers to Deer Bay Resources Inc.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue S, Suite 104N St. Petersburg, Fl 33701.

CURRENT BUSINESS OPERATIONS

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

MINERAL PROPERTIES

BRITISH COLUMBIA CLAIM

On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson (the "Stephenson Agreement") to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada (the "British Columbia Claim"). As of the date of this Annual Report, the British Columbia Claim is in good standing.

During fiscal year ended February 28, 2009, we paid $5,000 to a geologist for analysis of the property underlying our British Columbia Claim. We obtained a geological report on the property underlying our British Columbia Claim. The geology report dated June 5, 2008 recommended that a Phase I program of geological mapping, sampling and prospecting be undertaken to further define areas of potential interest. The first priority should be a comprehensive review of reports and maps pertaining to all past exploration work, including surface surveys, drilling, trenching and underground exploration followed by a field examination of the subject area. The review should include preparation of compilations of all available maps and sections pertaining to the property adjusted to common scales to permit accurate comparisons of data from different projects. The geophysical data, in particular the chargeability surveys previously carried out, should be professionally re-evaluated and an effort should be made to re-locate the survey grids. Their positions along with those of all known mineral occurrences, trenches, drill holes, adits and geographical features should be established with the aid of GPS instruments. Completion of this phase is expected to identify gaps in data and areas where additional effort is needed and to permit design of an appropriate program of additional work.

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

PROPERTY DESCRIPTION

The property consists of one mineral claim representing 320 units listed in the table below:

        Claim Number and Name      Area (in hectares)        Expiry Date
        ---------------------      -----------------         -----------

           #574831 Emmy                   418              January 25, 2009

The British Columbia Claim consists of one mineral claim representing 320 units listed in the table below: The Pacific Nickel Mine located in Southwestern BC near Hope was a very significant producer of copper and nickel from an ultramafic intrusive geologic environment. As one of the largest Canadian sources of these metals outside of Sudbury, Ontario and Thompson, Manitoba, the lack of exploration in this area makes it a unique underdeveloped mineral belt that requires a concerted exploration program that should include geological mapping; silt, soil and rock sampling, thin section analysis, and airborne geophysics followed by diamond drilling.

The Emory Creek Claim is located five kilometers north of the mine area and approximately eleven kilometers north of Hope B.C. on Map Sheet M092H053. There is tremendous similarity and coincident features in the rock types and geophysical imprint between the geology of the Pacific Nickel Mine area and the ultramafic belt extending to the northwest and south west from it. It is evident from the public and private record that this belt has not been subjected to detailed recent exploration until now with numerous exploration companies initiating large scale programs. Research into the mine area has provided some excellent exploration features that should be looked for on the unexplored area.

EXPLORATION PROGRAM

We will engage a geologist to provide a further analysis of the British Columbia Claim and potential for minerals. Our initial program should subsequently be to prospect the property locating all signs of unreported previous work and record the results by global positioning system (GPS) coordinates. After all previous work areas have been accurately located, a geologist can rapidly produce a detailed geological map of the British Columbia Claim delineating the favorable areas. Samples should be carefully collected from all exposure of the formation and analyses performed.

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

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime mineral exploration prospects and then exploit such prospects. Competition for the acquisition of mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to Canadian or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Garry Wong is our President and Chief Executive Officer and Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

     WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral property. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity and advances from related parties. We presently believe that debt financing will not be an alternative to us as our property is in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. Our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral property, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable minerals exist on our property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our property contains commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral property can be commercially developed.

     OUR EXPLORATION ACTIVITIES ON OUR MINERAL PROPERTY MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of minerals on our properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of
mineral   exploration  is  determined  in  part  by  the  following  factors:

     *    identification  of  potential   mineralization  based  on  superficial
          analysis;
     *    availability of government-granted exploration permits;
     *    the quality of management and geological and technical expertise; and
     *    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract the mineral, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized minerals in sufficient quantities on our property to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of minerals on our property.

     CERTAIN MINERAL PRICES MAY NOT SUPPORT CORPORATE PROFIT.

Certain mineral prices have been highly volatile, and are affected by numerous international economic and political factors which we have no control. The price of certain minerals is affected by numerous factors beyond our control, including the demand, increased supplies from both existing and new mines, sales of the mineral from existing government stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the price of certain minerals, as the economic feasibility of any ore body discovered on our property would in large part be determined by the prevailing market price of such mineral. If a profitable market does not exist, we could have to cease operations.

     OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was August 25, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we have only recently acquired or will acquire our primary mineral exploration prospect located in British Columbia, Canada and elsewhere with limited experience in early stage exploration efforts.

     WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $76,763 from August 25, 2004 (inception) to February 28, 2009. As of February 29, 2009, we had an accumulated deficit of $76,763 and had incurred losses of $46,687 during fiscal year ended February 29, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

     FUTURE   PARTICIPATION  IN  AN  INCREASED  NUMBER  OF  MINERAL  EXPLORATION
     PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal years ended February 28, 2009 and February 29, 2008 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Going Concern."

     WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of any prospective agreements and our current plans require us to make substantial capital expenditures for the exploration of our mineral exploration property. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

     AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL MINERAL EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

     WE ARE RELATIVELY A NEW ENTRANT INTO THE MINERAL EXPLORATION INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2007 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of mineral acquisition and exploration is subject to many risks and if minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of the mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and
(xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

     THE RISKS ASSOCIATED WITH EXPLORATION AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

     THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

     THE MARKETABILITY OF CERTAIN MINERALS WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of certain minerals which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

     MINERAL MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of certain minerals are found by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

     MINERAL   EXPLORATION   AND  MINING   ACTIVITIES  ARE  SUBJECT  TO  CERTAIN
     ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Mineral exploration and future potential mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

     IF THERE IS A DEFECT WITH RESPECT TO TITLE OF OUR MINERAL CLAIM, OUR BUSINESS MAY FAIL.

We own certain mineral claims in British Columbia, Canada. The mining claim located in Ontario, Canada expired. Although we believe that we have taken all appropriate steps to determine that we have title to these claims, there is no guarantee that there are no defects with respect to title of the mineral claims. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we do not have clear title to our mineral claims, our business may fail and you may lose your entire investment in our common stock.

     IF WE ARE UNABLE TO MAINTAIN OUR MINERAL  CLAIMS,  THEN OUR  BUSINESS  WILL
     FAIL.

We own mineral claims in British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$0.40 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claims cover a total area of approximately 418 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claims is currently approximately CDN $167 per year. The claims are in good standing with the Province of British Columbia. As such, exploration work with a minimum value of approximately CDN $167 (or payment of a fee in lieu thereof) is required before October 31 of each year in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, our mineral claims will lapse. Accordingly, you could lose all or part of your investment in our common stock.

     COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

     ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

     IF WE DO NOT FIND A JOINT VENTURE PARTICIPANT FOR THE CONTINUED EXPLORATION OF THE PROPERTY UNDERLYING OUR MINERAL CLAIMS, WE MAY NOT BE ABLE TO ADVANCE THE EXPLORATION WORK.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a third party for the further exploration and possible production of the property underlying our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a third party. A prospective joint venture participant could have a limited ability to enter into joint venture agreements with junior exploration companies, and will seek the junior exploration companies who have the properties that it deems to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in our mineral claims to the joint venture participant. If we are unable to enter into a joint venture agreement with a third party, we may fail and you will lose your entire investment in our common stock

     WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Garry Wong, our President/Chief Executive Officer/Chief Financial Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

     OUR OFFICER AND DIRECTOR MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officer/director serves only part time and is subject to conflicts of interest. Our executive officer/director serves only on a part time basis. He devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director may be subject to conflicts of interest.

     NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

     SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 130,110,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 41,610,000 shares of our common stock pursuant to the Registration Statement declared effective on December 11, 2008 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 88,500,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5.
Market for Common Equity and Related Stockholder Matters."

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

     WHEN OUR SHARES OF COMMON STOCK COMMENCE TRADING ON THE OTC BULLETIN BOARD, THE TRADING PRICE WILL FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

As of the date of this Annual Report, our common stock has not commenced trading on the Over-the-Counter Bulletin Board. We anticipate that our shares of common stock will commence trading in approximately three months. There will be a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

     RESALE RESTRICTIONS FOR BRITISH COLUMBIA RESIDENTS MAY LIMIT THE ABILITY OF SUCH RESIDENTS TO RESELL THEIR SHARES IN THE UNITED STATES, WHICH WILL AFFECT THE PRICE AT WHICH THEIR SHARES MAY BE SOLD.

Selling stockholders that are residents of British Columbia have to rely on an exemption from prospectus and registration requirements of British Columbia securities laws to sell their shares that are being registered for resale by this prospectus. Such selling stockholders have to comply with the British Columbia Securities Commission's B.C. Instrument 72-502 "Trade in Securities of U.S. Registered Issuers" to resell their shares. B.C. Instrument 72-502 requires, among other conditions, that British Columbia residents hold the shares for a period of twelve months and, consequent thereon, limits the volume of shares sold in a twelve-month period to five percent of the issued and outstanding shares of the issuer. However, if we become a reporting issuer in British Columbia, then our British Columbia stockholders will only have to hold their shares for a period of four months and a day from becoming a reporting issuer in order to resell their shares. These restrictions will limit the ability of the British Columbia residents to resell the securities in the United States and, therefore, may materially affect the market value of your shares. If we decide to become a reporting issuer in British Columbia, then it is estimated that becoming such will take approximately three months from our decision to do so subject, at all times, to the prior approval of the British Columbia Securities Commission. At present we do not intend to become a reporting issuer in British Columbia.

     ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

     OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

     OUR SOLE DIRECTOR AND OFFICER IS OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

Our sole director and officer is a national and resident of Canada, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our director or officer, or enforce within the United States or Canada any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal office space, located at 1333 W. Broadway Street, Suite 678, Vancouver, British Columbia, Canada V6H 4C1 is provided to the Company at no charge by our President.

ITEM 3. LEGAL PROCEEDINGS

Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 28, 2009, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our shares of our common stock have not commenced trading on the OTC Bulletin Board.

As of May 28, 2009, we had 34 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we do not have any equity compensation plans.

                                                                                     Number of Securities
                              Number of Securities to       Weighted-Average        Remaining Available for
                              be Issued Upon Exercise       Exercise Price of        Future Issuance Under
                              of Outstanding Options,     Outstanding Options,        Equity Compensation
                                Warrants and Rights        Warrants and Rights      Plans (excluding column
    Plan Category                      (a)                         (b)                       (a))
    -------------               -------------------        -------------------      -----------------------
Equity Compensation Plans
Approved by Security
Holders                                -0-                         -0-                        -0-

Equity Compensation Plans
Not Approved by Security
Holders                                -0-                         -0-                        -0-

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

MAY 2008 PRIVATE PLACEMENT OFFERING

Effective as of May 1, 2008, we completed a private placement of 32,500,000 shares at a price of $0.001 per share to a total of five purchasers (the "May 2008 Private Offering"). The total proceeds from the May 2008 Private Offering were $32,500. We completed the May 2008 Private Offering pursuant to Rule 903 of Regulation S under the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investors.

JUNE 2008 PRIVATE PLACEMENT OFFERING

Effective as of June 24, 2008, we completed a private placement of 85,000,000 shares at a price of $0.0001 per share to a total of one purchaser (the "June 2008 Private Offering"). The total proceeds from the June 2008 Private Offering were $8,500. We completed the June 2008 Private Offering pursuant to Rule 903 of Regulation S under the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investors.

OCTOBER 2008 PRIVATE PLACEMENT OFFERING

Effective as of October 24, 2008, we completed a private placement of 5,000,000 shares at a price of $0.001 per share to a total of one purchaser (the "October 2008 Private Offering"). The total proceeds from the October 2008 Private Offering were $5,000. We completed the October 2008 Private Offering pursuant to Rule 903 of Regulation S under the Securities Act. The sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the investor.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2009 and February 29, 2008 and the selected balance sheet data as of February 28, 2009 and February 29, 2008 are derived from our audited financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                                             For the Period from
                                        Fiscal Years Ended      August 25, 2004
                                      February 28, 2009 and     (inception) to
                                        February 29, 2008        February 28,
                                       2009           2008          2009
                                     --------       --------      --------

REVENUE                              $      0       $      0      $      0

EXPENSES
  Bank charges                            158            152           553
  Mineral property costs                8,000              0        15,500
  Office expenses                         534            319         1,645
  Professional fees                    25,889         10,500        45,080
  Transfer agent and filing fees       12,106            954        13,985

NET LOSS                             $(46,687)      $(11,925)     $(76,763)


BALANCE SHEET DATA
                                       2009           2008
                                     --------       --------

TOTAL ASSETS                         $     37       $  4,724

TOTAL LIABILITIES                       1,000          5,000

STOCKHOLDERS EQUITY (DEFICIT)        $   (963)      $   (276)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (August 25, 2004) to fiscal year ended February 28, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED FEBRUARY 28, 2009 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2008.

Our net loss for fiscal year ended February 28, 2009 was ($46,687) compared to a net loss of ($11,925) during fiscal year ended February 29, 2008 (an increase of $34,762). During fiscal years ended February 28, 2009 and February 29, 2008, we did not generate any revenue.

During fiscal year ended February 28, 2009, we incurred expenses of $46,687 compared to $11,925 incurred during fiscal year ended February 29, 2008 (an increase of $34,762). These expenses incurred during fiscal year ended February 28, 2009 consisted of: (i) bank charges of $158 (2008: $152); (ii) mineral property costs of $8,000 (2008: $-0-); (iii) office expenses of $534 (2008:
$319); (iv) professional fees of $25,889 (2008: $10,500); and (v) transfer agent and filing fees of $12,106 (2008: $954).

Of the $46,687 incurred as expenses during fiscal year ended February 28, 2009, we did not incur any management fees payable to our officers and directors. See "Item 11. Executive Compensation."

Expenses incurred during fiscal year ended February 28, 2009 compared to fiscal year ended February 29, 2008 increased primarily due to the increase in mineral property costs and professional fees relating to the increased scale and scope of our business operations relating to our British Columbia Claim. Expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended February 28, 2009 was ($46,687) compared to a net less of ($11,.925) during fiscal year ended February 29, 2008. The weighted average number of shares outstanding was 89,507,000 for fiscal year ended February 28, 2009 compared to 7,610,000 for fiscal year ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2009

As at fiscal year ended February 28, 2009, our current assets were $37 and our current liabilities were $1,000, which resulted in a working capital deficiency of ($963). As at fiscal year ended February 28, 2009, current assets were comprised of $37 in cash. As at fiscal year ended February 28, 2009, current liabilities were comprised of $1,000 in accounts payable and accrued liabilities
- officer's loan.

As at fiscal year ended February 28, 2009, our total assets were $37 comprised entirely of current assets. The decrease in total assets during fiscal year ended February 28, 2009 from fiscal year ended February 29, 2008 was primarily due to the decrease in cash.

As at fiscal year ended February 28, 2009, our total liabilities were $1,000 comprised entirely of current liabilities. The decrease in liabilities during fiscal year ended February 28, 2008 from fiscal year ended February 29, 2008 was primarily due to the decrease in accounts payable and accrued liabilities - officer's loan.

Stockholders' equity (deficit) increased from ($276) for fiscal year ended February 29, 2008 to ($963) for fiscal year ended February 28, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended February 28, 2009, net cash flows used in operating activities was ($43,687) consisting primarily of a net loss of ($46,687). Net cash flows used in operating activities was adjusted by $8,000 in write-off of mineral properties and ($5,000) in accounts payable and accrued liabilities.

For fiscal year ended February 29, 2008, net cash flows used in operating activities was ($11,925). Net cash flows used in operating activities was adjusted by $5,000 for accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended February 28, 2009, net cash flows used in investing activities was ($8,000) compared to net cash flows used in investing activities during fiscal year ended February 29, 2008 of $-0- consisting of acquisition of mineral property interest.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended February 28, 2009, net cash flows provided from financing activities was $47,000 compared to $-0- for fiscal year ended February 29, 2008. Cash flows from financing activities for fiscal year ended February 28, 2009 consisted primarily of $46,000 in proceeds received from issuance of common shares and $1,000 in proceeds from officer's loan. We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in exploration expenses and capital expenditures relating to: (i) mineral exploration properties; and (ii) future mineral exploration property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

During fiscal year ended February 29, 2008, we engaged in the May 2008 Private Offering, the June 2008 Private Offering and the October 2008 Private Offering pursuant to which we raised $46,000.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

     1. Obtain a trading symbol to facilitate quotation of our shares over the OTC Bulletin Board. As of the date of this Annual Report, we intend to apply to FINRA for a trading symbol to begin trading our shares on the OTC Bulletin Board.
     2. We plan to complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $70,000. We expect to commence our exploration program in the fall of 2009, depending on weather conditions and the availability of personnel and equipment.
     3. We anticipate spending approximately $1,000 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2009 and February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. We do not expect the adoption of this standard to have a significant impact on our financial position, cash flows or results of operations

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by us beginning in the first quarter of fiscal 2010. We do not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to June 1, 2009 will be recorded and disclosed following existing GAAP. We do not expect there to be any significant impact of adopting SFAS 141 on our financial position, cash flows or results of operations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED JUNE 1, 2009.


             Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Deer Bay Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Deer Bay Resources, Inc. (an exploration stage company) as of February 28, 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Bay Resources, Inc. (An Exploration Stage Company) as of February 28, 2009 and the results of its operations, stockholders' equity (deficit), and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver & Martin, LLC
------------------------------------
Weaver & Martin, LLC
Kansas City Missouri
June 1, 2009

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

                                                                  February 28,       February 29,
                                                                     2009               2008
                                                                   --------           --------
                                                                      $                  $
Assets

Current Assets
  Cash                                                                   37              4,724
                                                                   --------           --------

Total Assets                                                             37              4,724
                                                                   ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable and accrued liabilities                               --              5,000
  Officer's Loan                                                      1,000                 --
                                                                   --------           --------

Total Current Liabilities                                             1,000              5,000
                                                                   --------           --------

Stockholders' Equity (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 and 7,610,000 common shares issued and
     outstanding, respectively                                       13,011                761

Additional paid-in-capital                                           62,789             29,039

Deficit accumulated during the exploration stage                    (76,763)           (30,076)
                                                                   --------           --------

Total stockholders' equity (deficit)                                   (963)              (276)
                                                                   --------           --------

Total liabilities and stockholders' equity (deficit)                     37              4,724
                                                                   ========           ========


Nature of operations and continuance of business (Note 1)


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations

                                                                                          Cumulative from
                                                                                          August 25, 2004
                                                  Year Ended           Year Ended          (Inception) to
                                                  February 28,         February 29,         February 28,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
                                                      $                    $                    $
Revenue                                                   --                   --                   --
                                                  ----------           ----------           ----------
Expenses
  Bank charges                                           158                  152                  553
  Mineral property costs                               8,000                   --               15,500
  Office expenses                                        534                  319                1,645
  Professional fees                                   25,889               10,500               45,080
  Transfer agent and filing fees                      12,106                  954               13,985
                                                  ----------           ----------           ----------

Net Loss                                             (46,687)             (11,925)             (76,763)
                                                  ==========           ==========           ==========

Loss per share - Basic and diluted                        --                   --
                                                  ==========           ==========

Weighted Average Number of Common Shares
 Outstanding                                      89,507,000            7,610,000
                                                  ==========           ==========


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From August 25, 2004 (Inception) to February 28, 2009

                                                                                Deficit
                                                                              Accumulated
                                     Number of                  Additional    During the
                                      Common          Par        Paid-in      Exploration
                                      Shares         Value       Capital         Stage           Total
                                      ------         -----       -------         -----           -----
August 25, 2004                            --      $     --      $     --      $      --       $     --

October 11, 2004 - Issued for
 cash at $0.001                     6,300,000           630         5,670             --          6,300

October 25, 2004 - Issued for
 cash at $0.01                      1,050,000           105        10,395             --         10,500

January 5, 2005 - Issued for          260,000            26        12,974             --         13,000
 cash at $0.05

Net loss                                   --            --            --         (3,729)        (3,729)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2005          7,610,000           761        29,039         (3,729)        26,071

Net loss                                   --            --            --        (11,824)       (11,824)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2006          7,610,000           761        29,039        (15,553)        14,247

Net loss                                   --            --            --         (2,598)        (2,598)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2007          7,610,000           761        29,039        (18,151)        11,649

Net loss                                   --            --            --        (11,925)       (11,925)
                                  -----------      --------      --------      ---------       --------
Balance, February 29, 2008          7,610,000           761        29,039        (30,076)          (276)

June 24, 2008 - Issued for
 cash at $0.001                    32,500,000         3,250        29,250             --         32,500

June 24, 2008 - Issued for
 cash at $0.0001                   85,000,000         8,500            --             --          8,500

October 24, 2008 - Issued for
 cash at $0.001                     5,000,000           500         4,500             --          5,000

Net loss                                   --            --            --        (46,687)       (46,687)
                                  -----------      --------      --------      ---------       --------

Balance, February 28, 2009        130,110,000      $ 13,011      $ 62,789      $ (76,763)      $   (963)
                                  ===========      ========      ========      =========       ========


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows

                                                                                         Cumulative from
                                                                                         August 25, 2004
                                                     Year Ended         Year Ended        (Inception) to
                                                     February 28,       February 29,       February 28,
                                                        2009               2008               2009
                                                      --------           --------           --------
                                                         $                  $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             (46,687)           (11,925)           (76,763)
  Adjustments to reconcile net loss to net cash
    Write-off of mineral properties                      8,000                 --             15,500
    Accounts payable and accrued liabilities            (5,000)             5,000                 --
                                                      --------           --------           --------
Net cash used in operations                            (43,687)            (6,925)           (61,263)
                                                      --------           --------           --------
CASH FLOWS TO INVESTING ACTIVITIES
  Mineral properties acquisition                        (8,000)                --            (15,500)
                                                      --------           --------           --------
Net cash provided to investing activities               (8,000)                --            (15,500)
                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from officer's loan                           1,000                 --              1,000
  Common shares issued for cash                         46,000                 --             75,800
                                                      --------           --------           --------
Net cash provided by financing activities               47,000                 --             76,800
                                                      --------           --------           --------

Net increase (decrease) in cash                         (4,687)            (6,925)                37

Cash - beginning of period                               4,724             11,649                 --
                                                      --------           --------           --------

Cash - end of period                                        37              4,724                 37
                                                      ========           ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest                                                  --                 --
  Taxes                                                     --                 --
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

On April 29, 2008 the Company's articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and reduce par value to $0.0001. This amendment has been applied retroactively to all share, and per share, amounts.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $76,763 as at February 28, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At February 28, 2009, there were no outstanding stock options or warrants.

5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $77,000 which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2009 and February 29, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                           February 28,          February 29,
                                               2009                  2008
                                             --------              --------
                                                $                     $

     Cumulative Net Operating Losses           77,000                30,000

     Statutory Tax Rate                            34%                   35%

     Effective Tax Rate                            --                    --

     Deferred Tax Asset                        26,180                10,500

     Valuation Allowance                      (26,180)              (10,500)
                                             --------              --------

     Net Deferred Tax Asset                        --                    --
                                             ========              ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Weaver & Martin LLC, as our principal independent registered public accounting firm effective April 13, 2009. Concurrent with this appointment, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants ("DMCL"), have been dismissed as our principal independent registered public accounting firm effective April 13, 2009. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The report of DMCL on our financial statements for the past two fiscal years ended February 29, 2008 and February 28, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent period through to the date of DMCL's termination, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused them to make reference thereto in their reports on our audited financial statements.

We provided DMCL with a copy of the Current Report on Form 8-K and requested that DMCL furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the statements made in the Current Report on Form 8-K and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report. A copy of DMCL's letter was filed as an exhibit to the Current Report.

Weaver & Martin LLC have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Garry Wong, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009. Based on that evaluation, Mr. Wong concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2009 due to lack of audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during fiscal year ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permits us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROLS

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended February 28, 2009; however, we do not currently have an audit committee and management recognizes this as a material weakness which affects our internal control over financial reporting. Management intends to remediate such material weakness during fiscal year 2009.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009/2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our sole director and executive officer, his age and positions held are as follows:

    Name              Age                  Position with the Company
    ----              ---                  -------------------------

Garry E. Wong         62       President/Chief Executive Officer/Chief Financial
                               Officer and a Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director, executive officer and key employee during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

GARRY E. WONG. Mr. Wong has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director since inception. He has been a Practicing Member of the Law Society of British Columbia, Canada continuously from 1967 to date. During this time he practiced as a partner in three different Vancouver law firms and for 1993 to 2002 practiced in a partnership called Wong Hui & Associates. Since 2002 he has been practicing as a sole proprietorship. Mr. Wong specialized in corporate and commercial law, real estate and real estate financing. He has served as a director of various companies and has also served as a director and president of a number of not for profit organizations such as the Zajac Foundation and the Mount St Joseph
Hospital foundation. Mr. Wong received his Bachelor of Arts Degree from the University of Washington in 1966 and received his Bachelor of law from Osgoode Hall at York University, Toronto, Ontario, Canada.

FAMILY RELATIONSHIPS

There are no family relationships among our directors and officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended February 28, 2009 and February 29, 2008 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                      Non-Equity      Nonqualified
 Name and                                                              Incentive        Deferred
 Principal                                     Stock       Option        Plan         Compensation     All Other
 Position        Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------        ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Garry Wong,      2007     -0-        -0-         -0-         -0-           --               --             -0-          60,000
President        2008     -0-        -0-         -0-         -0-           --               --             -0-         170,000
CEO and CFO

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 2009

The following table sets forth information as at February 28, 2009 relating to Stock Options that have been granted to the Named Executive Officers.

                   OUTSTANDING EQUITY AWARDS AT YEAR END TABLE

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Garry Wong,    -0-             -0-             -0-                                 -0-           -0-         -0-          -0-
President,
CEO and CFO

The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2009:

                          DIRECTOR COMPENSATION TABLE

                 Fees                              Non-Equity      Nonqualified
                Earned                             Incentive         Deferred
               Paid in      Stock      Option        Plan          Compensation      All Other
    Name       Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----       -------     ---------  ---------  ---------------    -----------    ---------------   --------
Garry Wong       -0-          -0-        -0-           -0-              -0-              -0-            -0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we are not a party to any employment or consulting agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 130,110,000 shares of common stock issued and outstanding.

    Name and Address               Amount and Nature of        Percentage of
 of Beneficial Owner(1)           Beneficial Ownership(1)   Beneficial Ownership
 ----------------------           -----------------------   --------------------

DIRECTORS AND OFFICERS:

Garry Wong                               88,500,000                68.0%
1333 W. Broadway, Suite 678
Vancouver, British Columbia
Canada V6H 4C1

All executive officers and
 directors as a group (1 persons)        88,500,000                68.0%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 130,110,000 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 28, 2009, we incurred approximately $10,175 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2009 and for the review of our financial statements for the quarters ended May 31, 2008, August 31, 2008 and November 30, 2008.

During fiscal year ended February 29, 2008, we incurred approximately $7,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 29, 2008 and for the review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007.

During fiscal year ended February 28, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.                                Document
-----------                                --------

   3.1          Articles of Incorporation (1)

   3.2          Bylaws (1)

  10.1 Mineral Property Purchase Agreement dated March 18, 2008 between Laurence Stephenson and Deer Bay Resources Inc. (1)

  10.2 Geology Report on Emory Creek Claims by Glen Macdonald, P. Geo, dated June 5, 2008. (1)

  16.1 Letter of Dale Matheson Carry-Hilton Labonte LLP, Chartered Accountants, dated April 13, 2009. (2) Chartered Accountants, dated April 13, 2009. (2)

  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

----------
(1) Incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 2008. .

(2) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEER BAY RESOURCES INC.



Dated: June 12, 2009                      By: /s/ GARRY E. WONG
                                              ----------------------------------
                                              Garry E. Wong,
                                              President/Chief Executive Officer



Dated: June 12, 2009                      By: /s/ GARRY E. WONG
                                              ----------------------------------
                                              Garry E. Wong,
                                              Treasurer/Chief Financial Officer