Form 10-Q
period 2009-05-31
Deer Bay Resources Inc.
filed 2009-07-21
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended May 31, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________

                       Commission File Number: 333-155789


                             DEER BAY RESOURCES INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                          N/A
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 15, 2009, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the three months ended May 31, 2009 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

                                                                     May 31,          February 28,
                                                                      2009               2009
                                                                    --------           --------
                                                                        $                  $
                                                                   (Unaudited)
Assets

Current Assets
  Cash                                                                 2,872                 37
                                                                    --------           --------

Total Assets                                                           2,872                 37
                                                                    ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accrued liabilities                                                  7,500                 --
  Related party loans                                                  4,000              1,000
                                                                    --------           --------

Total Current Liabilities                                             11,500              1,000
                                                                    --------           --------

Stockholders' Equity (Deficit)
  Capital stock
    Authorized:
     200,000,000 common shares with a par value of $0.0001
    Issued and outstanding:
     130,110,000 common shares issued and outstanding                 13,011             13,011
  Additional paid-in-capital                                          62,789             62,789
  Deficit accumulated during the exploration stage                   (84,428)           (76,763)
                                                                    --------           --------

Total stockholders' equity (deficit)                                  (8,628)              (963)
                                                                    --------           --------

Total liabilities and stockholders' equity (deficit)                   2,872                 37
                                                                    ========           ========


Nature of operations and continuance of business (Note 1)


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                                                         Cumulative from
                                             Three Months           Three Months         August 25, 2004
                                                Ended                  Ended             (Inception) to
                                               May 31,                May 31,                May 31,
                                                2009                   2008                   2009
                                            ------------           ------------           ------------
                                                 $                      $                      $
Revenue                                               --                     --                     --
                                            ------------           ------------           ------------
Expenses
  Bank charges                                        45                     25                    598
  Mineral property costs                              --                  8,000                 15,500
  Office expenses                                     --                    310                  1,645
  Professional fees                                7,500                  5,450                 52,580
  Transfer agent and filing fees                     120                     --                 14,105
                                            ------------           ------------           ------------

Net Loss                                          (7,665)               (13,785)               (84,428)
                                            ============           ============           ============

Loss per share - Basic and diluted                    --                     --
                                            ============           ============

Weighted Average Number of Common
 Shares Outstanding                          130,110,000              7,610,000
                                            ============           ============


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Three Months       Three Months
                                                           Ended              Ended
                                                          May 31,            May 31,
                                                           2009               2008
                                                         --------           --------
                                                            $                  $
Cash flows from operating activities
  Net loss                                                 (7,665)           (13,785)
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                7,500                 --
                                                         --------           --------

Net cash used in operations                                  (165)           (13,785)
                                                         --------           --------
Cash from financing activities
  Proceeds from officer's loan                              3,000                 --
  Common shares issued for cash                                --             41,000
                                                         --------           --------

Net cash provided by financing activities                   3,000             41,000
                                                         --------           --------

Net increase (decrease) in cash                             2,835             27,215

Cash - beginning of period                                     37              4,724
                                                         --------           --------

Cash - end of period                                        2,872             31,939
                                                         ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest                                                     --                 --
  Taxes                                                        --                 --
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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $84,428 as at May 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS

     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended February 28, 2009 and 2008 included in the Company's Form 10K filed on June 15, 2009 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at May 31, 2009, and the results of its operations and cash flows for the three months ended May 31, 2009. The results of operations for the three months ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

OVERVIEW

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of mineral properties in Canada.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to May 31, 2009 and the three months ended May 31, 2009 and 2008, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

     1. Complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $10,000. We expect to commence our exploration program in the fall of 2009, depending on weather conditions and the availability of personnel and equipment.
     2.   If warranted, complete Phase II at a cost of $25,000.
     3. We anticipate spending approximately $1,000 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $47,000 ($10,000 to complete phase I of our recommended exploration program, $25,000 to complete phase II and $12,000 to cover ongoing general and administrative expenses. As at May 31, 2009, we had cash of $2,872 and liabilities of $11,500. As such, we anticipate that our cash may not be sufficient to enable us to complete phase I of our recommended exploration program, and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program.

We anticipate that we will not generate any revenue within the next twelve months. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our interests and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our interests. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

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

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to May 31, 2009.

EXPENSES AND NET LOSS FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008

Our general and administrative expenses for the three months ended May 31, 2009 were $7,665 as compared to $13,785 for the comparative period. The majority of expenses were $7,500 of accrued professional fees associated with auditing and filing the Company's 10-K for the year ended February 28, 2009 as compared to $5,450 for the comparative period. In the comparative period the Company wrote-off $8,000 of mineral property acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,872 and a working capital deficit of $8,628 as of May 31, 2009.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended May 31, 2009 was $165 compared to $13,785. These balances are mainly made up of our net loss as disclosed above adjusted for an increase in accrued liabilities of $7,500 in the current period.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended May 31, 2009 and 2008.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the three months ended May 31, 2009 we received a $3,000 loan from a related party. During the three months ended May 31, 2008 we raised $41,000 pursuant to a private placement of our common stock.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business plan. For these reasons our auditors stated in their report dated June 15, 2009 for the years ended February 28, 2009 and February 29, 2008 that they have substantial doubt we will be able to continue as a going concern.

FUTURE FINANCING

We anticipate continuing to rely on loans from related parties and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business plan.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2009, we had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

                 Date: July 20, 2009