Form 10-Q
period 2009-08-31
Deer Bay Resources Inc.
filed 2009-10-05
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 1, 2009, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the six months ended August 31, 2009 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

                                                                     August 31,       February 28,
                                                                       2009               2009
                                                                     --------           --------
                                                                         $                  $
                                                                    (Unaudited)
Assets

Current Assets
  Cash                                                                    296                 37
                                                                     --------           --------
Total Assets                                                              296                 37
                                                                     ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                                      4,500                 --
  Related party loans                                                   5,500              1,000
                                                                     --------           --------
Total Current Liabilities                                              10,000              1,000
                                                                     --------           --------
Stockholders' Equity (Deficit)
  Capital stock
    Authorized:
      200,000,000 common shares with a par value of $0.0001
    Issued and outstanding:
      130,110,000 common shares issued and outstanding                 13,011             13,011
  Additional paid-in-capital                                           62,789             62,789
  Deficit accumulated during the exploration stage                    (85,504)           (76,763)
                                                                     --------           --------
Total stockholders' equity (deficit)                                   (9,704)              (963)
                                                                     --------           --------

Total liabilities and stockholders' equity (deficit)                      296                 37
                                                                     ========           ========


Nature of operations and continuance of business (Note 1)


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                                                                             Cumulative from
                                       Three Months      Three Months       Six Months        Six Months     August 25, 2004
                                          Ended             Ended             Ended             Ended         (Inception) to
                                        August 31,        August 31,        August 31,        August 31,        August 31,
                                           2009              2008              2009              2008              2009
                                       ------------      ------------      ------------      ------------      ------------
                                             $                 $                 $                 $                 $
Revenue                                          --                --                --                --                --
                                       ------------      ------------      ------------      ------------      ------------
Expenses
  Bank charges                                   33                51                77                76               630
  Mineral property costs                         --                --                --             8,000            15,500
  Office expenses                                80               224                80               534             1,725
  Professional fees                              --             7,774             7,500            13,224            52,580
  Transfer agent and filing fees                964            10,200             1,084            10,200            15,069
                                       ------------      ------------      ------------      ------------      ------------
Net Loss                                     (1,077)          (18,249)           (8,741)          (32,034)          (85,504)
                                       ============      ============      ============      ============      ============

Loss per share - Basic and diluted               --                --                --                --

Weighted Average Number of Common
 Shares Outstanding                     130,110,000       130,110,000       130,110,000        85,943,000
                                       ============      ============      ============      ============


See Accompanying Notes

DEER BAY RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Six Months         Six Months
                                                          Ended              Ended
                                                        August 31,         August 31,
                                                           2009               2008
                                                         --------           --------
                                                            $                  $
Cash flows from operating activities
  Net loss                                                 (8,741)           (32,034)
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                4,500              5,524
                                                         --------           --------
Net cash used in operations                                (4,241)           (26,510)
                                                         --------           --------
Cash from financing activities
  Proceeds from officer's loan                              4,500                 --
  Common shares issued for cash                                --             41,000
                                                         --------           --------
Net cash provided by financing activities                   4,500             41,000
                                                         --------           --------
Net increase (decrease) in cash                               259             14,490

Cash - beginning of period                                     37              4,724
                                                         --------           --------
Cash - end of period                                          296             19,214
                                                         ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest                                                     --                 --
  Taxes                                                        --                 --
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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $87,704 as at August 31, 2009 and a working capital deficiency of $9,704 as at August 31, 2009. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or a private placement of common stock. We estimate that our expenditures over the next twelve months will be approximately $47,000 ($10,000 to complete phase I of our recommended exploration program, $25,000 to complete phase II and $12,000 to cover ongoing general and administrative expenses. The Company will need an additional $57,000 over the next twelve months to maintain its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended February 28, 2009 and 2008 included in the Company's Form 10K filed on June 15, 2009 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2009, and the results of its operations and cash flows for the three months ended August 31, 2009. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

PROPERTY DESCRIPTION

The property consists of one mineral claim representing 320 units listed in the table below:

        Claim Number and Name      Area (in hectares)        Expiry Date
        ---------------------      -----------------         -----------
           #574831 Emmy                   418              January 25, 2010

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to August 31, 2009 and the six months ended August 31, 2009 and 2008, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $47,000 ($10,000 to complete phase I of our recommended exploration program, $25,000 to complete phase II and $12,000 to cover ongoing general and administrative expenses. As at August 31, 2009, we had cash of $296 and liabilities of $10,000. As such, we anticipate that our cash may not be sufficient to enable us to complete phase I of our recommended exploration program, and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program.

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

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to August 31, 2009.

EXPENSES AND NET LOSS FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

Our general and administrative expenses for the six months ended August 31, 2009 were $8,741 as compared to $32,034 for the comparative period. The majority of expenses were $7,500 of professional fees associated with auditing and filing the Company's 10-K for the year ended February 28, 2009 as compared to $13,224 for the comparative period. In the comparative period the Company wrote-off $8,000 of mineral property acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $296 and a working capital deficit of $9,704 as of August 31, 2009.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended August 31, 2009 was $4,241 compared to $26,510. These balances are mainly made up of our net loss as disclosed above adjusted for an increase in accrued liabilities of $4,500 in the current period.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the six months ended August 31, 2009 and 2008.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the six months ended August 31, 2009 we received $4,500 in loans from related parties. During the six months ended August 31, 2008 we raised $41,000 pursuant to a private placement of our common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2009, we had no off-balance sheet arrangements.

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

                 Date: October 1, 2009