Form 10-Q
period 2009-11-30
Deer Bay Resources Inc.
filed 2010-01-14
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended November 30, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________

                       Commission File Number: 333-155789


                             DEER BAY RESOURCES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                              #401-2366 Wall Street
                   Vancouver, British Columbia, Canada V6H 4Z1
               (Address of principal executive offices) (Zip Code)

                           #678-1333 W Broadway Street
                   Vancouver, British Columbia, Canada V6H 4C1
           (Former address of principal executive offices) (Zip Code)

                                 (604) 734-2605
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 14, 2010, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the three months and nine months ended November 30, 2009 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading. Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Balance Sheets

                                                                 November 30,      February 28,
                                                                     2009              2009
                                                                   -------           -------
                                                                      $                 $
                                                                  (Unaudited)
Assets

Current Assets
  Cash                                                                 277                37
                                                                   -------           -------

Total Assets                                                           277                37
                                                                   =======           =======

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                                   6,582                --
  Related party loans                                                5,500             1,000
                                                                   -------           -------
Total Current Liabilities                                           12,082             1,000
                                                                   -------           -------

Stockholders' Equity (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 common shares issued and outstanding                13,011            13,011
  Additional paid-in-capital                                        62,789            62,789
  Deficit accumulated during the exploration stage                 (87,605)          (76,763)
                                                                   -------           -------
Total stockholders' equity (deficit)                               (11,805)             (963)
                                                                   -------           -------

Total liabilities and stockholders' equity (deficit)                   277                37
                                                                   =======           =======


Nature of operations and continuance of business (Note 1)


See Accompanying Notes

Deer Bay Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                                                                            Cumulative from
                                      Three Months      Three Months      Nine Months       Nine Months     August 25, 2004
                                         Ended             Ended             Ended             Ended        (Inception) to
                                      November 30,      November 30,      November 30,      November 30,      November 30,
                                          2009              2008              2009              2008              2009
                                      ------------      ------------      ------------      ------------      ------------
                                           $                 $                 $                 $                 $
Revenue                                         --                --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------
Expenses
  Bank charges                                  13                24                96               100               630
  Mineral property costs                        --                --                --             8,000            15,500
  Office expenses                               --                --                80               534             1,725
  Professional fees                          2,000             8,535             9,500            16,759            52,580
  Transfer agent and filing fees                82               610             1,166            10,810            15,069
                                      ------------      ------------      ------------      ------------      ------------

Net Loss                                    (2,095)           (9,169)          (10,842)          (36,203)          (85,504)
                                      ============      ============      ============      ============      ============

Loss per share - Basic and diluted              --                --                --                --
                                      ============      ============      ============      ============
Weighted Average Number of Common
 Shares Outstanding                    130,110,000        76,219,000       130,110,000       128,077,000
                                      ============      ============      ============      ============


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                       Nine Months       Nine Months
                                                          Ended             Ended
                                                       November 30,      November 30,
                                                           2009              2008
                                                         -------           -------
                                                            $                 $
Cash flows from operating activities
  Net loss                                               (10,842)          (36,203)
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities               6,582            (1,850)
                                                         -------           -------
Net cash used in operations                               (4,260)          (38,053)
                                                         -------           -------
Cash from financing activities
  Proceeds from officer's loan                             4,500                --
  Common shares issued for cash                               --            46,000
                                                         -------           -------
Net cash provided by financing activities                  4,500            46,000
                                                         -------           -------

Net increase (decrease) in cash                              240             7,947

Cash - beginning of period                                    37             4,724
                                                         -------           -------
Cash - end of period                                         277            12,671
                                                         =======           =======

Supplemental cash flow information:

Cash paid for:
  Interest                                                    --                --
  Taxes                                                       --                --
                                                         =======           =======


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     Deer Bay Resources Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on August 25, 2004. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. We have not produced any significant revenues from our principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

     On April 29, 2008 the Company's articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and change the par value to $0.0001. This amendment was applied retroactively to all share, and per share, amounts.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $87,605 as at November 30, 2009 and a working capital deficiency of $10,842 as at November 30, 2009. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS

     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended February 28, 2009, included in the Company's Annual Report on Form 10K filed on June 15, 2009.

     The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2009, and the results of its operations and cash flows for the nine months ended November 30, 2009 and 2008. The results of operations for the three months and nine months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENDITURES

     The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost for impairment under the FASB ASC topic 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

     LONG-LIVED ASSETS

     The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

     Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

     FINANCIAL INSTRUMENTS

     The fair values of financial instruments, which include cash, note payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     FOREIGN CURRENCY TRANSLATION

     The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     NEW ACCOUNTING STANDARDS ADOPTED DURING THE YEAR ENDED FEBRUARY 28, 2010

     On November 30, 2009, the Company adopted FASB ASC 105 -- GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, which established the FASB Accounting Standards Codification ("the Codification"), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as "FASB ASC". Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company's financial statements.

     On August 31, 2009, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company's financial statements.

     On August 31, 2009, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company's financial statements.

     On August 31, 2009, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company's financial statements.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

     On August 31, 2009, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company's financial statements.

     On March 1, 2009, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company's financial statements, as we did not elect the fair value option for any of the Company's financial assets or liabilities.

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company's financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

     On March 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company's results of operations or financial position.

     On March 1, 2009, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity's own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company's results of operations or financial position.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

     On March 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee's issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

     On March 1, 2009, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise's involvement with variable interest entities. The adoption of these changes did not have an impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by the FASB to employers' disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company's financial statements.

     In April 2009, the FASB issued an update to FASB ASC 805, "Business Combinations", that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on September 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company's consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4;"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on September 1, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

     In May 2009, the FASB issued FASB ASC 855, "Subsequent Events". This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

     NEW ACCOUNTING STANDARDS TO BE ADOPTED ARE AS FOLLOWS:

     In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on March 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements. As of November 30, 2009 this pronouncement has not been added to the Codification.

     In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This Statement shall be effective for the Company on March 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement. As of November 30, 2009, the pronouncement has not been added to the Codification.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

     On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

     In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company's financial statements.

     In October 2009, the FASB issued ASU 2009-13 for changes to mULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS A CONSENSUS OF THE FASB EMERGING ISSUES TASK FORCE, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company's financial statements.

3. MINERAL INTERESTS

     On March 18, 2008, the Company entered into a mineral property purchase agreement with Laurence Stephenson to acquire a 100% interest in the Emory Creek mineral claim located in the New Westminster Mining Division, BC for total consideration of $8,000. This mining interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4. SUBSEQUENT EVENTS

     In accordance with ASC 855 management evaluated all activity of the Company through January 14, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to November 30, 2009 and the nine months ended November 30, 2009 and 2008, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

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

We have no revenues, have incurred losses since our incorporation on August 25, 2004, and have relied upon the sale of our securities in unregistered private placement transactions and loans from related parties to fund our operations. For the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and to pursue our exploration activities.

We were incorporated under the laws of Nevada effective August 25, 2004. Our principal offices are located at 2366 Wall Street, Suite 401, Vancouver, BC, Canada V6H 4Z1. Our telephone number is (604) 734-2605.

OUR BUSINESS

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

The Emory Creek Claim is located five kilometers north of the mine area and approximately eleven kilometers north of Hope B.C. on Map Sheet M092H053. There is tremendous similarity and coincident features in the rock types and geophysical imprint between the geology of the Pacific Nickel Mine area and the ultra-mafic belt extending to the northwest and south west from it. It is evident from the public and private record that this belt has not been subjected to detailed recent exploration until now with numerous exploration companies initiating large scale programs. Research into the mine area has provided some excellent exploration features that should be looked for on the unexplored area.

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

The requirement to raise further funding for exploration beyond that obtained for the next nine month period continues to depend on the outcome of geological and engineering testing occurring over this interval. If results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our mining program, build production infrastructure, and raise additional capital for further land acquisitions. This includes the following activity:

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. Complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $10,000. We expect to commence our exploration program in the spring of 2010, depending on weather conditions and the availability of personnel and equipment.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $47,000 ($10,000 to complete phase I of our recommended exploration program, $25,000 to complete phase II and $12,000 to cover ongoing general and administrative expenses. As at November 30, 2009, we had cash of $277 and liabilities of $10,000. As such, we anticipate that our cash may not be sufficient to enable us to complete phase I of our recommended exploration program, and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program.

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

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to November 30, 2009.

EXPENSES AND NET LOSS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009

Our general and administrative expenses for the nine months ended November 30, 2009 were $10,842 as compared to $36,203 for the comparative period. The majority of expenses were $9,500 of professional fees associated with auditing and filing the Company's 10-K for the year ended February 28, 2009 and the two interim reviews as compared to $16,759 for the comparative period. In the comparative period the Company wrote-off $8,000 of mineral property acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $277 and a working capital deficit of $11,805 as of November 30, 2009.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended November 30, 2009 was $4,260 compared to $38,053. These balances are mainly made up of our net loss as disclosed above adjusted for an increase in accrued liabilities of $4,500 in the current period.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the nine months ended November 30, 2009 and 2008.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the nine months ended November 30, 2009 we received $4,500 in loans from related parties. During the nine months ended November 30, 2008 we raised $46,000 pursuant to a private placement of our common stock.

CONTINUANCE OF BUSINESS

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

OFF BALANCE-SHEET ARRANGEMENTS

As of November 30, 2009, we had no off-balance sheet arrangements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENDITURES

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost for impairment under the FASB ASC topic 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

LONG-LIVED ASSETS

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

ITEM 2. UNREGISTGERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number                     Description of Exhibit
--------------                     ----------------------

     31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

     32.1 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   DEER BAY RESOURCES INC.


                   By: /s/ Garry Wong
                      ---------------------------------------------------------
                      Garry Wong
                      President, Secretary, Treasurer and Director
                      (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                 Date: January 14, 2010