Form 10-K
period 2010-02-28
Deer Bay Resources Inc.
filed 2010-05-20
CIK 1368620

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission file number 333-155789

                             Deer Bay Resources Inc.

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

       #407-2366 Wall Street, Vancouver, British Columbia, Canada V5L 4Y1
          (Address of Principal Executive Offices, including zip code)

Securities registered pursuant                    Securities registered pursuant
 to Section 12(b) of the Act:                      to Section 12(g) of the Act:
 ----------------------------                      ----------------------------
           None                                           Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes [ X] No [ ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 18, 2010: $nil.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business.                                                             3
Item 1A. Risk Factors.                                                         5
Item 1B. Unresolved Staff Comments.                                           11
Item 2.  Properties.                                                          11
Item 3.  Legal Proceedings.                                                   11
Item 4.  Submission of Matters to a Vote of Security Holders.                 12

                                     PART II
Item 5   Market Price for the Registrant's Common Equity, Related
         Stockholders Matters and Issuer Purchases of Equity Securities.      12
Item 6.  Selected Financial Data.                                             13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.                                            13
Item 8.  Financial Statements and Supplementary Data.                         19
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                            32
Item 9A. Evaluation of Disclosure Controls and Procedures.                    32
Item 9B. Other Information.                                                   33

                                    PART III

Item 10. Directors and Executive Officers, Promoters and Corporate
         Governance.                                                          34
Item 11. Executive Compensation.                                              36
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     37
Item 13. Certain Relationships and Related Transactions, and Director
         Independence.                                                        39
Item 14. Principal Accounting Fees and Services.                              39

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.                          40

                                     PART I

ITEM 1. BUSINESS

MINERAL CLAIMS

Since inception, we were an exploration stage company engaged in the acquisition and exploration of mineral properties in Canada. On April 26, 2005, we entered into a mineral property purchase agreement to acquire a 100% interest in a mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario, Canada for total consideration of $7,500. This claim expired. On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson (the "Stephenson Agreement") to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada (the "British Columbia Claim"). This claim expired on January 25, 2010 and was re-staked on February 4, 2010 by Teuton Resources Corp. ("Teuton"). The Company entered into a Letter and Trust Agreement with Teuton dated February 4, 2010 and paid Teuton Cnd$500 to hold the re-staked Emmy Claim in trust for the Company. As of the date of this Prospectus the Emmy Claim is in good standing until February 4, 2011. In 2008 we paid $5,000 to a geologist for analysis of the property underlying our Emmy Claim and paid a further $ to update this analysis to a current date.

We have obtained an updated geological report on the property underlying our Emmy Claim. The geology report was originally prepared and dated June 5, 2008 and was updated on February 10, 2010. The updated geology report recommends that a Phase I program of geological mapping, sampling and prospecting be undertaken to further define areas of potential interest. The first priority is a comprehensive review of reports and maps pertaining to all past exploration work, including surface surveys, drilling, trenching and underground exploration followed by a field examination of the subject area. The review should include preparation of compilations of all available maps and sections pertaining to the property adjusted to common scales to permit accurate comparisons of data from different projects. The geophysical data, in particular the chargeability surveys previously carried our, should be professionally re-evaluated and an effort should be made to re-locate the survey grids. Their positions along with those of all known mineral occurrences, trenches, drill holes, adits and geographical features should be established with the aid of GPS instruments. Completion of this phase is expected to identify gaps in data and areas where additional effort is needed and to permit design of an appropriate program of additional work.

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

PROPERTY DESCRIPTION

The property consists of one mineral claim representing 320 units listed in the table below:

     Claim Number and Name           Area (in hectares)        Expiry Date
     ---------------------           ------------------        -----------
         #705501 Emmy                      418               February 4, 2011

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

There is tremendous similarity and coincident features in the rock types and geophysical imprint between the geology of the Pacific Nickel Mine area and the ultramafic belt extending to the northwest and southwest from it. It is evident from the public and private record that this belt has not been subjected to detailed recent exploration until now with numerous exploration companies initiating large scale programs. Research into the mine area has provided some excellent exploration features that should be looked for on the unexplored area.

EXPLORATION PROGRAM

We will engage a geologist to provide a further analysis of the property and potential for minerals. Our initial program will be to prospect the property locating all signs of unreported previous work and record the results by global positioning system (GPS) coordinates. After all previous work areas have been accurately located; a geologist can rapidly produce a detailed geological map of the property delineating the favorable areas. Samples will be collected from all exposure of the formation and analyses performed.

The requirement to raise further funding for exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. If results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our mining program, build production infrastructure, and raise additional capital for further land acquisitions. This includes the following activity:

     *    Review all available information and studies.
     *    Digitize all available factual information.
     * Complete an NI 43-101 Compliant Report with a qualified geologist familiar with mineralization.
     * Determine feasibility and amenability of extracting the minerals via an ISL operation.
     *    Create investor communications materials, corporate identity.
     *    Raise funding for mineral development.
     * Target further claims for exploration potential and obtain further funding to acquire new exploration targets.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime mineral exploration prospects and then exploit such prospects. Competition for the acquisition of mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition and development.

MINERAL EXPLORATION REGULATION

Our mineral exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. Our activities may be subject to certain federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether national or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Mineral exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Mineral exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Prospectus, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EMPLOYEES

As of the date of this Prospectus we have no significant employees other than Garry E. Wong, our sole officer and director. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our interests in order to carry out our plan of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our shares of common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those that we do not know about or that we currently deem immaterial, also may adversely affect our business. The trading price of our shares of common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO SECURE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We were incorporated on August 25, 2004, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring certain mineral claims located in Canada. Therefore, our ability to operate our business successfully remains untested. If we are successful in developing the property underlying our mineral claims, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our Board of Directors, which will take into account many factors including our operating results, financial condition and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral claim. Furthermore, if the costs of our planned exploration program are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity and loans from an officer and a shareholder. We presently believe that debt financing will not be an alternative to us as our mineral property is in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral property. Further, if we are able to establish that development of our mineral property is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral property into production and recover our investment. We may not discover commercially exploitable quantities of mineral on our property that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our mineral property does not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration program that we undertake will establish reserves. Our mineral property is in the exploration stage as opposed to the development stage and has no known body of economic mineralization. The known mineralization of this mineral property has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral property, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable mineral exists on our property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of mineral. Any determination that our property contains commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral property can be commercially developed.

WE DO NOT HAVE SUFFICIENT FINANCIAL RESOURCES TO COMPLETE OUR RECOMMENDED EXPLORATION PROGRAM AND TO CONTINUE OPERATIONS BEYOND THE NEXT TWELVE MONTHS.

We have incurred a comprehensive loss of $57,110 for the period from August 25, 2004 (inception) to February 28, 2010, and we have no revenues to date. At February 28, 2010, we had cash of $96 and a working capital deficit of $13,404, which is not sufficient to maintain our administrative costs or to commence phase one of the exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months. Management recognizes that we need to generate additional financial resources in order to complete our planned business objectives and to meet administrative costs as they come due over the next twelve months. If we are unable to obtain adequate additional financing, we will be prevented from engaging in operations and exploration activities and our business will fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND ON THE PROPERTY UNDERLYING OUR MINERAL CLAIMS AND THAT OUR BUSINESS WILL FAIL.

We have not begun the recommended exploration program on the property underlying our mineral claim and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of minerals on the property. You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on the property underlying our mineral claims. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the property underlying our mineral claim that we plan to undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan. In addition, any determination that the property underlying our mineral claim contains commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that the property underlying our mineral claim can be commercially developed.

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

WE ARE RELATIVELY A NEW ENTRANT INTO THE MINERAL EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2005 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of mineral exploration and development is subject to many risks and if mineral is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of mineral is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions;
(xi)  unavailability  of  materials  and  equipment;  and (xii) the  failure  of equipment or processes to operate in accordance with specifications or expectations.

THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

MINERAL PRICES MAY NOT SUPPORT CORPORATE PROFIT.

Mineral prices have been highly volatile, and are affected by numerous international economic and political factors which we have no control. The price of minerals is affected by numerous factors beyond our control, including the demand, increased supplies from both existing and new mineral mines, sales of minerals from existing government stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the price of minerals, as the economic feasibility of any ore body discovered on our property would in large part be determined by the prevailing market price of that mineral. If a profitable market does not exist, we could have to cease operations.

OUR EXPLORATION ACTIVITIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of minerals on the property underlying our mineral claim and any other property that we may acquire. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on the property underlying our mineral claims or any property we may acquire. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of minerals on any such properties.

AS WE UNDERTAKE EXPLORATION OF THE PROPERTY UNDERLYING OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

IF THERE IS A DEFECT WITH RESPECT TO TITLE OF OUR MINERAL CLAIMS, OUR BUSINESS MAY FAIL.

We own a mineral claim in British Columbia, Canada. The mining claim located in Ontario, Canada expired. Although we believe that we have taken all appropriate steps to determine that we have title to this claim, there is no guarantee that there are no defects with respect to title of the mineral claims. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we do not have clear title to our mineral claims, our business may fail and you may lose your entire investment in our common stock.

IF WE ARE UNABLE TO MAINTAIN OUR MINERAL CLAIMS, THEN OUR BUSINESS WILL FAIL.

We own a mineral claim in British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$0.40 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claim covers a total area of approximately 418 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim is currently approximately CDN $167 per year. The claim is in good standing with the Province of British Columbia. As such, exploration work with a minimum value of approximately CDN $167 (or payment of a fee in lieu thereof) is required before February 4, 2011 in order to maintain the claim in good standing for an additional year. If we fail to meet these requirements on a timely basis, our mineral claim will lapse. Accordingly, you could lose all or part of your investment in our common stock.

WE ARE SUBJECT TO RISKS INHERENT IN THE MINING INDUSTRY, AND AT PRESENT WE DO NOT HAVE ANY INSURANCE AGAINST SUCH RISKS. ANY LOSSES WE MAY INCUR THAT ARE ASSOCIATED WITH SUCH RISKS MAY CAUSE US TO INCUR SUBSTANTIAL COSTS WHICH WILL HAVE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

Any mining operations that we may undertake in the future will be subject to risks normally encountered in the mining business. Mining for valuable minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, such insurance may not be available to us at economically feasible premiums or at all. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

IF WE DO NOT FIND A JOINT VENTURE PARTICIPANT FOR THE CONTINUED EXPLORATION OF THE PROPERTY UNDERLYING OUR MINERAL CLAIM, WE MAY NOT BE ABLE TO ADVANCE THE EXPLORATION WORK.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a third party for the further exploration and possible production of the property underlying our mineral claim. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a third party. A prospective joint venture participant could have a limited ability to enter into joint venture agreements with junior exploration companies, and will seek the junior exploration companies who have the properties that it deems to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in our mineral claim to the joint venture participant. If we are unable to enter into a joint venture agreement with a third party, we may fail and you will lose your entire investment in our common stock.

BECAUSE OF THE FIERCELY COMPETITIVE NATURE OF THE MINING INDUSTRY, WE MAY BE UNABLE TO MAINTAIN OR ACQUIRE ATTRACTIVE MINING PROPERTIES ON ACCEPTABLE TERMS, WHICH WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

WE RELY ON KEY MEMBERS OF MANAGEMENT, THE LOSS OF WHOSE SERVICES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SUCCESS AND DEVELOPMENT.

Our success depends to a certain degree upon Garry E. Wong, our sole officer and director. Garry E. Wong is a significant factor in our growth and success. The loss of the service of Mr. Wong could have a material adverse effect on us.

BECAUSE OUR SOLE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATION, CAUSING OUR BUSINESS TO FAIL.

Our sole officer, Garry E. Wong, who serves as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and as our sole director, is spending only approximately 20% of his business time on providing management services to us. While we believe that Mr. Wong presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK, AND IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR INVESTORS WILL BE UNABLE TO SELL THEIR SHARES.

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. We currently have our common stock quoted on the Financial Industry Regulatory Authority's (FINRA) OTC Bulletin Board. In order to do this, we must attract more market makers. At the date hereof we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY THE SELLING STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE ANY CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When the registration statement of which this prospectus forms a part is declared effective, the selling stockholders may be reselling up to 32% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment. Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

RESALE RESTRICTIONS FOR BRITISH COLUMBIA RESIDENTS MAY LIMIT THE ABILITY OF SUCH RESIDENTS TO RESELL THEIR SHARES IN THE U.S., WHICH WILL AFFECT THE PRICE AT WHICH THEIR SHARES MAY BE SOLD.

Selling stockholders that are residents of British Columbia, and that acquired their shares of our common stock on or after September 15, 2008 and before our ticker-symbol date, have to rely on an exemption from prospectus and registration requirements of British Columbia securities laws to sell their shares that are being registered for resale by this prospectus. Such selling stockholders have to comply with the British Columbia Securities Commission's B.C. Instrument 51-509 "Issuers Quoted in the U.S. Over-the-Counter Markets" to resell their shares. B.C. Instrument 51-509 requires, among other conditions, that such British Columbia stockholders trade their shares of our common stock through an investment dealer from an account at that investment dealer in the name of the selling stockholder, and that the investment dealer executes the trade through the OTC Bulletin Board or Pink Sheets. These restrictions will limit the ability of such British Columbia selling stockholders to resell the securities in the United States and, therefore, may materially affect the market value of your shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our common stock is subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

We currently have our common stock quoted on FINRA's OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are currently subject to the "penny stock rules" adopted pursuant to Section 15(g) of the SECURITIES EXCHANGE ACT OF 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

OUR SOLE DIRECTOR IS OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR DIRECTOR OR OFFICER.

Our sole director is a national and/or resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal office space, located at 2366 Wall Street, Suite 407, Vancouver, British Columbia, Canada V5L 4Y1 is provided to the Company at no charge by our President.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 28, 2010, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently listed on FINRA's OTC Bulletin Board but our common shares do not presently trade nor have a bid or ask price. Accordingly, we have fixed the benchmark offering price by reference to our most recent offering of our shares, which was effected at $0.02 per share. The selling stockholders will sell their common stock at the price of $0.02 per share until our common stock has a bid/ask and is quoted on the OTC Bulletin Board and thereafter, at prevailing market prices or at privately negotiated prices. There is no relationship whatsoever between the offering price and our assets, earnings, book value or any other objective criteria of value.

If a market for our common stock develops, the actual offering price of the shares that are the subject of this prospectus will be determined by prevailing market prices at the time of sale or by private transactions negotiated by the selling stockholders named in this prospectus. The offering price would thus be determined by market factors and the independent decisions of the selling stockholders named in this prospectus.

As of May 18, 2010, we had 34 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2010 we did not sell any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2010 and February 28, 2008 and the selected balance sheet data as of February 28, 2010 and February 29, 2009 are derived from our audited financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                                        Inception
                                      For the Year Ended     For the Year Ended    (August 25, 2004) to
                                      February 28, 2010      February 28, 2009      February 28, 2010
                                      -----------------      -----------------      -----------------
                                          (Audited)              (Audited)              (Audited)
REVENUES                                  $     --               $     --               $     --
                                          --------               --------               --------
EXPENSES
  Bank charges                                 115                    158                    668
  Mineral property costs                       500                  8,000                 16,000
  Office expenses                               80                    534                  1,725
  Professional fees                         10,500                 25,889                 55,580
  Transfer agent and filing fees             1,246                 12,106                 15,231
                                          --------               --------               --------
TOTAL OPERATING EXPENSES                    12,441                 46,687                 89,204
                                          --------               --------               --------

NET LOSS                                  $(12,441)              $(46,687)              $(89,204)
                                          ========               ========               ========

BALANCE SHEET DATA:

                                      For the Year Ended     For the Year Ended
                                      February 28, 2010      February 28, 2009
                                      -----------------      -----------------
                                          (Audited)              (Audited)

TOTAL ASSETS                              $     96               $     37

TOTAL LIABILITIES                         $ 13,500               $  1,000

STOCKHOLDERS EQUITY (DEFICIT)             $(13,404)              $   (963)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (August 25, 2004) to fiscal year ended February 28, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

FISCAL YEAR ENDED FEBRUARY 28, 2010 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2009.

Our net loss for fiscal year ended February 28, 2010 was $12,441 compared to a net loss of $46,687 during fiscal year ended February 28, 2009, a decrease of $34,246. During fiscal years ended February 28, 2010 and February 28, 2009, we did not generate any revenue.

During fiscal year ended February 28, 2010, we incurred expenses of $12,441 compared to $46,687 incurred during fiscal year ended February 28, 2009, a decrease of $34,246. Expenses incurred during fiscal year ended February 28, 2010 consisted of: (i) bank charges of $115 (2009: $158); (ii) mineral property costs of $500 (2008: $8,000; (iii) office expenses of $80 (2008: $534); (iv)
professional fees of $10,500 (2008: $25,889); and (v) transfer agent and filing fees of $1,246 (2008: $12,106). The significant decreases in professional fees and transfer agent and filing fees was a result of incurring significant costs in 2009 associated with our initial S-1 Registration Statement and filing of our 15c2.11 with FINRA.

Of the $12,441 incurred as expenses during fiscal year ended February 28, 2010, we did not incur any management fees payable to our officers and directors. See "Item 11 - Executive Compensation"

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $96 and a working capital deficit of $13,404 at February 28, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was $(70,204) for the period from inception on August 25, 2004 to February 28, 2010, the majority of which represents professional fees of $55,580 and transfer agent and filing fees of $15,231 offset by accounts payable of $3,000. We anticipate that cash used in operating activities will decrease over the next twelve months as discussed under "Plan of Operations" above.

CASH FLOWS FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. From our inception on August 25, 2004 to February 28, 2010, we have raised a total of $75,800 from private offerings of our securities and $10,500 from proceeds from our sole officer and a shareholder.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in acquiring mineral properties was $16,000 during the period from inception on August 25, 2004 to February 28, 2010.

PLAN OF OPERATION AND FUNDING

The existing working capital deficiency, lack of revenues and ongoing administrative expenses will require further advances from related parties to finance. We do not have enough funding on hand to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in exploration expenses and capital expenditures relating to: (i) mineral exploration properties; and (ii) future mineral exploration property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. Obtain an effective S1 Registration Statement and begin trading our shares over the OTC Bulletin Board.

2. We plan to complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $10,000. We expect to commence our exploration program in the fall of 2010, depending on weather conditions and the availability of personnel and equipment. A Phase II exploration program will be conducted utilizing Phase I results, if warranted. The budget for Phase II is $25,000.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2010 and February 28, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS ADOPTED DURING THE YEAR ENDED FEBRUARY 28, 2010

On February 28, 2010 the Company adopted FAS ASU No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The adoption of these changes had no impact on the Company's financial statements.

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

On November 1, 2009 the Company adopted FAS ASU 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company's financial statements.

On September 1, 2009, the Company adopted the changes issued by FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4;"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

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

On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. The Company's adoption of the changes to ASC 805 had no impact on the Company's financial statements. However, we expect the changes to ASC 805 will have an impact on the Company's accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company's adoption of the changes to ASC 810-10 had no impact on the Company's financial statements.

On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company's adoption of the changes to ASC 815-10-50 did not have an impact on the Company's current or comparative consolidated financial statements.

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

On March 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on
(i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee's issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on the Company's current or prior consolidated financial position or results of operations.

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED ARE AS FOLLOWS:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on March 1, 2010. The adoption of these changes is not expected to have an impact on the Company's financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Deer Bay Resources Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Deer Bay Resources Inc. (an exploration stage company) as of February 28, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from August 24, 2004 (inception) to February 28, 2010 and the years ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Bay Resources Inc. (An Exploration Stage Company) as of February 28, 2010 and 2009 and the results of its operations, stockholders' equity (deficit), and cash flows for the period from August 24, 2004 (inception) to February 28, 2010 and the years ended February 28, 2010 and 2009 in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver & Martin, LLC
----------------------------------
Weaver & Martin, LLC
Kansas City, Missouri
May 18, 2010

Deer Bay Resources Inc.
(An Exploration Stage Company)
Balance Sheets

                                                                 February 28,       February 28,
                                                                     2010               2009
                                                                   --------           --------
                                                                      $                  $
Assets

Current Assets
  Cash                                                                   96                 37
                                                                   --------           --------

Total Assets                                                             96                 37
                                                                   ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                                    3,000                 --
  Related party loans (Note 4)                                       10,500              1,000
                                                                   --------           --------

Total Current Liabilities                                            13,500              1,000
                                                                   --------           --------

Stockholders' Equity (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 common shares issued and outstanding                 13,011             13,011
Additional paid-in-capital                                           62,789             62,789
Deficit accumulated during the exploration stage                    (89,204)           (76,763)
                                                                   --------           --------

Total stockholders' equity (deficit)                                (13,404)              (963)
                                                                   --------           --------

Total liabilities and stockholders' equity (deficit)                     96                 37
                                                                   ========           ========

Nature of operations and continuance of business (Note 1)


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Operations

                                          Cumulative from
                                          August 25, 2004
                                          (Inception) to            Year Ended             Year Ended
                                         February 28, 2010      February 28, 2010      February 28, 2009
                                         -----------------      -----------------      -----------------
                                                 $                      $                      $
Revenue                                               --                     --                     --
                                            ------------           ------------           ------------
Expenses
  Bank charges                                       668                    115                    158
  Mineral property costs                          16,000                    500                  8,000
  Office expenses                                  1,725                     80                    534
  Professional fees                               55,580                 10,500                 25,889
  Transfer agent and filing fees                  15,231                  1,246                 12,106
                                            ------------           ------------           ------------

Net Loss                                         (89,204)               (12,441)               (46,687)
                                            ============           ============           ============

Loss per share - Basic and diluted                                           --                     --
                                            ============           ============           ============
Weighted Average Number of Common
 Shares Outstanding                                                 130,110,000             89,507,000
                                            ============           ============           ============


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From August 25, 2004 (Inception) to February 28, 2010

                                                                                Deficit
                                                                              Accumulated
                                     Number of                  Additional    During the
                                      Common          Par        Paid-in      Exploration
                                      Shares         Value       Capital         Stage           Total
                                      ------         -----       -------         -----           -----
                                                       $            $              $               $
August 25, 2004                            --            --            --             --             --

October 11, 2004 - Issued for
 cash at $0.001                     6,300,000           630         5,670             --          6,300

October 25, 2004 - Issued for
 cash at $0.01                      1,050,000           105        10,395             --         10,500

January 5, 2005 - Issued for          260,000            26        12,974             --         13,000
 cash at $0.05

Net loss                                   --            --            --         (3,729)        (3,729)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2005          7,610,000           761        29,039         (3,729)        26,071

Net loss                                   --            --            --        (11,824)       (11,824)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2006          7,610,000           761        29,039        (15,553)        14,247

Net loss                                   --            --            --         (2,598)        (2,598)
                                  -----------      --------      --------      ---------       --------
Balance, February 28, 2007          7,610,000           761        29,039        (18,151)        11,649

Net loss                                   --            --            --        (11,925)       (11,925)
                                  -----------      --------      --------      ---------       --------
Balance, February 29, 2008          7,610,000           761        29,039        (30,076)          (276)

June 24, 2008 - Issued for
 cash at $0.001                    32,500,000         3,250        29,250             --         32,500

June 24, 2008 - Issued for
 cash at $0.0001                   85,000,000         8,500            --             --          8,500

October 24, 2008 - Issued for
 cash at $0.001                     5,000,000           500         4,500             --          5,000

Net loss                                   --            --            --        (46,687)       (46,687)
                                  -----------      --------      --------      ---------       --------

Balance, February 28, 2009        130,110,000        13,011        62,789        (76,763)          (963)

Net loss                                   --            --            --        (12,441)       (12,441)
                                  -----------      --------      --------      ---------       --------

Balance, February 28, 2010        130,110,000        13,011        62,789        (89,204)       (13,404)
                                  ===========      ========      ========      =========       ========


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows

                                                  Cumulative from
                                                  August 25, 2004
                                                  (Inception) to          Year Ended            Year Ended
                                                 February 28, 2010    February 28, 2010     February 28, 2009
                                                 -----------------    -----------------     -----------------
                                                         $                    $                     $
Cash flows from operating activities
  Net loss                                           (89,204)             (12,441)               (46,687)
  Adjustment to reconcile net loss to net cash:
    Write-off of mineral properties                   16,000                  500                  8,000
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities           3,000                3,000                 (5,000)
                                                     -------              -------                -------

Net cash used in operating activities                (70,204)              (8,941)               (43,687)
                                                     -------              -------                -------
Cash flows to investing activities
  Mineral property costs                             (16,000)                (500)                (8,000)
                                                     -------              -------                -------

Net cash used in investing activities                (16,000)                (500)                (8,000)
                                                     -------              -------                -------
Cash flows from financing activities
  Proceeds from officer's loan                        10,500                9,500                  1,000
  Common shares issued for cash                       75,800                   --                 46,000
                                                     -------              -------                -------

Net cash provided by financing activities             86,300                9,500                 47,000
                                                     -------              -------                -------

Net increase (decrease) in cash                           96                   59                 (4,687)

Cash - beginning of period                                --                   37                  4,724
                                                     -------              -------                -------

Cash - end of period                                      96                   96                     37
                                                     =======              =======                =======

Supplemental cash flow information:

Cash paid for:
  Interest                                                --                   --                     --
  Taxes                                                   --                   --                     --
                                                     =======              =======                =======


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


1. Nature of Operations and Continuance of Business

     Deer Bay Resources Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on August 25, 2004. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its property contains mineral reserves that are economically recoverable. We have not produced any significant revenues from the Company's principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

     On April 29, 2008 the Company's articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and change the par value to $0.0001. This amendment was applied retroactively to all share, and per share, amounts.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $89,204 as at February 28, 2010 and a working capital deficiency of $13,404. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

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

     New Accounting Standards Adopted During the Year Ended February 28, 2010

     On February 28, 2010 the Company adopted FAS ASU No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The adoption of these changes had no impact on the Company's financial statements.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

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

     On November 1, 2009 the Company adopted FAS ASU 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company's financial statements.

     On September 1, 2009, the Company adopted the changes issued by FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4;"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

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


2. Summary of Significant Accounting Policies (continued)

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

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. The Company's adoption of the changes to ASC 805 had no impact on the Company's financial statements. However, we expect the changes to ASC 805 will have an impact on the Company's accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company's adoption of the changes to ASC 810-10 had no impact on the Company's financial statements.

     On March 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company's adoption of the changes to ASC 815-10-50 did not have an impact on the Company's current or comparative consolidated financial statements.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

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

     On March 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee's issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on the Company's current or prior consolidated financial position or results of operations.

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


2. Summary of Significant Accounting Policies (continued)

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

     New accounting standards to be adopted are as follows:

     In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on March 1, 2010. The adoption of these changes is not expected to have an impact on the Company's financial statements.

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

3.   Mineral Interests

     On March 18, 2008, the Company entered into a mineral property purchase agreement to acquire a 100% interest in the Emmy Claim located in the New Westminster Mining Division, BC for total consideration of $8,000. This mining interest was held in trust for the Company by the vendor of the property. On January 25, 2010 this mineral claim had lapsed and was re-staked by a third party. On February 4, 2010 the Company entered into a Letter and Trust Agreement with this third party to acquire the Emmy Claim. The Company paid $500 as consideration. The Emmy Claim expires February 4, 2011. The third party holds the Emmy Claim in trust for the Company and upon request; title will be recorded in the name of the Company.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


4. Related Party Loans

     The President of the Company loaned $1,500 during the year and is owed $2,500 as at February 28, 2010. A shareholder of the Company loaned $8,000 during the year which is due as at February 28, 2010. These loans are unsecured, non-interest bearing and due on demand.

5. Common Stock

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

     At February 28, 2010, there were no outstanding stock options or warrants.

6. Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $89,000 which commence expiring in 2025. The Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at February 28, 2010 and February 29, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                          Year Ended               Year Ended
                                       February 28, 2010       February 28, 2009
                                       -----------------       -----------------
                                              $                       $

     Cumulative Net Operating Losses       89,000                  77,000
     Statutory Tax Rate                        34%                     34%
     Effective Tax Rate                        --                      --
     Deferred Tax Asset                    30,000                  26,000
     Valuation Allowance                  (30,000)                (26,000)
                                          -------                 -------

     Net Deferred Tax Asset                    --                      --
                                          =======                 =======

Deer Bay Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements


7. Subsequent Events

     In accordance with ASC 855 management evaluated all activity of the Company through May 18, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the year ended February 28, 2010 and 2009 included in this report have been audited by Weaver & Martin, LLC, 411 Valentine Rd., Suite 300, Kansas City, MO 64111 as set forth in their report included in herein. We have no disagreement with Weaver & Martin LLC on accounting and financial disclosure.

Weaver & Martin, LLC have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of February 28, 2010.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1. The Company has limited segregation of duties which is not consistent with good internal control procedures.

2. The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company's financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this annual report.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our sole director and executive officer, his age and positions held are as follows:

    Name              Age                  Position with the Company
    ----              ---                  -------------------------

Garry E. Wong         64       President/Chief Executive Officer/Chief Financial
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

During the past five years, Mr. Wong has not been the subject of the following events:

     * Any bankruptcy petition filed by or against any business of which Mr. Wong was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
     * Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
     * An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Wong's involvement in any type of business, securities or banking activities.
     * Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CONFLICTS OF INTEREST

 We believe that Mr. Wong is not subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

AUDIT COMMITTEE AND CHARTER

We have a separately designated, independent audit committee comprised of all of our directors. The audit committee was established in the last thirty days and has not met. A copy of the audit committee charter is filed with this report. Audit committee functions are performed by our board of directors, none of whom are deemed independent. All directors also hold positions as our officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Garry E. Wong, our sole officer and director, does not have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics is filed as an exhibit to this report.

DISCLOSURE COMMITTEE AND CHARTER

We have a disclosure committee and disclosure committee charter. A copy of the disclosure committee charter is filed as an exhibit to this report. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended February 28, 2010 and February 28, 2009 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                   Non-Equity      Nonqualified
 Name and                                                           Incentive        Deferred
 Principal                                   Stock      Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Garry E. Wong,  2009     -0-        -0-        -0-        -0-           --               --             -0-           -0-
President,      2010     -0-        -0-        -0-        -0-           --               --             -0-           -0-
CEO and CFO

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 2010

The following table sets forth information as at February 28, 2010 relating to Stock Options that have been granted to the Named Executive Officers.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                           Stock Awards
          ---------------------------------------------------------------   -----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                            Equity                                                    Number of    Value of
                                           Incentive                           Number                 Unearned     Unearned
                                          Plan Awards;                           of        Market      Shares,      Shares,
            Number of      Number of       Number of                           Shares     Value of    Units or     Units or
           Securities     Securities      Securities                          or Units   Shares or     Other         Other
           Underlying     Underlying      Underlying                          of Stock    Units of     Rights       Rights
           Unexercised    Unexercised     Unexercised   Option     Option       That     Stock That     That         That
            Options         Options        Unearned    Exercise  Expiration   Have Not    Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date      Vested(#)   Vested($)   Vested(#)    Vested(#)
----      -------------- ---------------- ----------    -----       ----      ---------   ---------   ---------    ---------
Garry E.      -0-             -0-            -0-          -0-        -0-         -0-         -0-         -0-          -0-
Wong,
President,
CEO and CFO

The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2010:

                          DIRECTOR COMPENSATION TABLE

                 Fees                              Non-Equity      Nonqualified
                Earned                             Incentive         Deferred
               Paid in      Stock      Option        Plan          Compensation      All Other
    Name       Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----       -------     ---------  ---------  ---------------    -----------    ---------------   --------
Garry E. Wong    -0-          -0-        -0-           -0-              -0-              -0-            -0-

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

    Name and Address               Amount and Nature of        Percentage of
 of Beneficial Owner(1)           Beneficial Ownership(1)   Beneficial Ownership
 ----------------------           -----------------------   --------------------

DIRECTORS AND OFFICERS:

Garry Wong                               88,500,000                68.0%
2366 Wall Street, Suite 407
Vancouver, British Columbia,
Canada V5L 4Y1

All executive officers and
 directors as a group (1 persons)        88,500,000                68.0%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 130,110,000 shares issued and outstanding. .

FUTURE SALES BY EXISTING STOCKHOLDERS

In August 2004, 3,500,000 shares of common stock were issued to Garry E. Wong, our sole executive officer and director, on June 24, 2008 85,000,000 shares of common stock were issued to Garry E. Wong. The foregoing 88,500,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker's transaction or in a transaction directly with a market maker. Currently, Rule 144 is unavailable for the resale of the foregoing shares since we are considered a "shell company" as that term is defined in Rule 405 of the Securities Act of 1933. We currently have 130,110,000 shares of common stock outstanding. Of the 130,110,000 shares outstanding, 88,500,000 shares are restricted securities as that term is defined in Regulation D of the Securities Act of 1933. The remaining 41,610,000 shares of common stock held by 33 persons are being registered by way of an S1 Registration Statement which will permit these shares to be resold at anytime pursuant to the exemption from registration contained in Section 4(1) of the Securities Act of 1933.

DESCRIPTION OF OUR SECURITIES

COMMON STOCK

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.0001 per share. The holders of our common stock:

     * have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
     * are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
     * do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
     * are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

NON-CUMULATIVE VOTING

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

CASH DIVIDENDS

As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

ANTI-TAKEOVER PROVISIONS

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control. 78.378 through 78.3793 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more stockholders of record, at least 100 of whom have addresses in the state of Nevada appearing on our stock ledger and we do business in this state directly or through an affiliated corporation. Neither of the foregoing events seems likely to occur. Currently, we have no Nevada shareholders. Further, we do not do business in Nevada directly or through an affiliate corporation and we do not intend to do business in the state of Nevada in the future.

Accordingly, there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

REPORTS

We are required to file Forms 10-K, 10-Q, and 8-K. You may read copies of any materials we file with the SEC at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports we file. The address for the Internet site is www.sec.gov.

STOCK TRANSFER AGENT

Our stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue S., Suite 104N, St Petersburg, Florida, 33701 and its telephone number is
(727) 289-00102.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 28, 2010, we incurred approximately $7,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2010 and for the review of our financial statements for the quarters ended May 31, 2009, August 31, 2009 and November 30, 2009.

During fiscal year ended February 28, 2009, we incurred approximately $10,175 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2009 and for the review of our financial statements for the quarters ended May 31, 2008, August 31, 2008 and November 30, 2008.

During fiscal year ended February 28, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.                              Document
-----------                              --------

 3.1          Articles of Incorporation (1)

 3.2          Bylaws (1)

10.1 Mineral Property Purchase Agreement dated February 4, 2010 between Deer Bay Resources Inc. and Teuton Resources Corp.

10.2 Geology Report on Emory Creek Claims by Glen Macdonald, P. Geo, dated February 10, 2010

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

----------
(1) Incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 2008.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May, 2010.

                           DEER BAY RESOURCES INC.


                           BY: /s/ Garry E. Wong
                               -------------------------------------------------
                               Garry E. Wong, President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

      Signature                             Title                       Date
      ---------                             -----                       ----


/s/ Garry E. Wong             President, Chief Executive Officer,   May 18, 2010
---------------------------   Chief Financial Officer, Secretary,
Garry E. Wong                 Treasurer and Director