Form 10-Q
period 2010-05-31
Deer Bay Resources Inc.
filed 2010-07-20
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  for the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 20, 2010, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the three months and three months ended May 31, 2010 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading. Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Balance Sheets
As at May 31, 2010 (Unaudited) and February 28, 2010

                                                                    May 31,         February 28,
                                                                     2010               2010
                                                                   --------           --------
                                                                      $                  $
Assets

Current Assets
  Cash                                                                1,074                 96
                                                                   --------           --------

Total Assets                                                          1,074                 96
                                                                   ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                                   10,880              3,000
  Related party loans (Note 4)                                       18,000             10,500
                                                                   --------           --------

Total Current Liabilities                                            28,880             13,500
                                                                   --------           --------

Stockholders' (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 common shares issued and outstanding                 13,011             13,011
  Additional paid-in-capital                                         62,789             62,789
  Deficit accumulated during the exploration stage                 (103,605)           (89,204)
                                                                   --------           --------

Total stockholders' (deficit)                                       (27,805)           (13,404)
                                                                   --------           --------

Total liabilities and stockholders' (deficit)                         1,074                 96
                                                                   ========           ========


Nature of operations and continuance of business (Note 1)


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                           Cumulative from
                                           August 25, 2004
                                           (Inception) to       Three Months Ended     Three Months Ended
                                            May 31, 2010           May 31, 2010           May 31, 2009
                                            ------------           ------------           ------------
                                                 $                      $                      $
Revenue                                               --                     --                     --
                                            ------------           ------------           ------------
Expenses
  Bank charges                                       689                     21                     45
  Mineral property costs                          16,000                     --                     --
  Office expenses                                  1,725                     --                     --
  Professional fees                               66,300                 10,720                  7,500
  Transfer agent and filing fees                  18,891                  3,660                    120
                                            ------------           ------------           ------------

Net Loss                                        (103,605)               (14,401)                (7,665)
                                            ============           ============           ============

Loss per share - Basic and diluted                                           --                     --
                                                                   ============           ============

Weighted Average Number of Common
 Shares Outstanding                                                 130,110,000            130,110,000
                                                                   ============           ============


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                            Three Months Ended     Three Months Ended
                                                               May 31, 2010           May 31, 2009
                                                               ------------           ------------
                                                                    $                      $
Cash flows from operating activities
  Net loss                                                        (14,402)               (7,665)
  Adjustment to reconcile net loss to net cash:
    Write-off of mineral properties                                    --                    --

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                        7,880                 7,500
                                                                  -------               -------

Net cash used in operating activities                              (6,522)                 (165)
                                                                  -------               -------
Cash flows to investing activities
  Mineral property costs                                               --                    --
                                                                  -------               -------

Net cash used in investing activities                                  --                    --
                                                                  -------               -------
Cash flows from financing activities
  Proceeds from officer's loan                                      7,500                 3,000
                                                                  -------               -------

Net cash provided by financing activities                           9,500                 3,000
                                                                  -------               -------

Net increase in cash                                                  978                 2,835

Cash - beginning of period                                             96                    37
                                                                  -------               -------

Cash - end of period                                                1,074                 2,872
                                                                  =======               =======

Supplemental cash flow information:

Cash paid for:
  Interest                                                             --                    --
  Taxes                                                                --                    --
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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $103,605 as at May 31, 2010 and a working capital deficiency of $27,806 as at May 31, 2010. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

     New Accounting Standards Adopted During the Three Months Ended May 31, 2010

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

     In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This Statement became effective for the Company on March 1, 2010. Earlier application was prohibited. The adoption of these changes did not have an impact on the Company's financial statements.

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

4. Related Party Loans

     The President of the Company loaned $2,250 during the three months ended May 31, 2010 and is owed $4,750 as at May 31, 2010 ($2,500 as at February 28, 2010). A shareholder of the Company loaned $5,250 during the three months ended May 31, 2010 and is owed $13,250 as at May 31, 2010 ($8,000 as at February 28, 2010). These loans are unsecured, non-interest bearing and due on demand.

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

     At May 31, 2010, there were no outstanding stock options or warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to May 31, 2010 and the three months ended May 31, 2010 and 2009, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

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

We were incorporated under the laws of Nevada effective August 25, 2004. Our principal offices are located at 2366 Wall Street, Suite 407, Vancouver, BC, Canada V6H 4Z1. Our telephone number is (604) 734-2605.

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

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to May 31, 2010.

EXPENSES AND NET LOSS FOR THE THREE MONTHS ENDED MAY 31, 2010

Our operating expenses for the three months ended May 31, 2010 were $14,401 as compared to $7,665 for the comparative period. The primary expense of $10,720 was attributable to legal and accounting fees associated with our annual audit and filing the Company's 10-K for the year ended February 28, 2010 and interim reviews as compared to $7,500 for the comparative period. In addition, during the three month periods ending May 31, 2010 and 2009, we incurred $3,660 and $120, respectively in fees associated with the administration of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,074 and a working capital deficit of $27,806 as of May 31, 2010.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended May 31, 2010 was $6,522 as compared to $165 for the comparative period. These balances are mainly made up of our net loss of $14,402 (2009 - $7,665) as disclosed above adjusted for an increase in accrued liabilities of $7,880 (2009 - $7,500) in the current period.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended May 31, 2010 and 2009.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the three months ended May 31, 2010 we received $7,500 (2009 - $3,000) in loans from related parties.

CONTINUANCE OF BUSINESS

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business plan. For these reasons our auditors stated in their report dated May 18, 2010 for the years ended February 28, 2010 and February 29, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

OFF BALANCE-SHEET ARRANGEMENTS

As of May 31, 2010, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

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

                   Date: July 20, 2010