Form 10-Q
period 2010-08-31
Deer Bay Resources Inc.
filed 2010-10-13
CIK 1368620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the Quarterly Period Ended August 31, 2010

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

         #407-2366 Wall Street
   Vancouver, British Columbia, Canada                               V6H 4Z1
(Address of principal executive offices)                            (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 13, 2010, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the three months and six months ended August 31, 2010 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading. Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Balance Sheets
As at August 31, 2010 (Unaudited) and February 28, 2010


                                                              August 31,       February 28,
                                                                2010               2010
                                                              --------           --------
                                                                  $                  $
Assets

Current Assets
  Cash                                                                5                 96
                                                               --------           --------

Total Assets                                                          5                 96
                                                               ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                               15,483              3,000
  Related party loans (Note 4)                                   18,000             10,500
                                                               --------           --------

Total Current Liabilities                                        33,483             13,500
                                                               --------           --------
Stockholders' Equity (Deficit)

Capital stock
  Authorized:
    200,000,000 common shares with a par value of $0.0001
  Issued and outstanding:
    130,110,000 common shares issued and outstanding             13,011             13,011
  Additional paid-in-capital                                     62,789             62,789
  Deficit accumulated during the exploration stage             (109,278)           (89,204)
                                                               --------           --------

Total stockholders' equity (deficit)                            (33,478)           (13,404)
                                                               --------           --------

Total liabilities and stockholders' equity (deficit)                  5                 96
                                                               ========           ========


Nature of operations and continuance of business (Note 1)

See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                      Cumulative from
                                      August 25, 2004   Three Months     Three Months     Six Months       Six Months
                                      (Inception) to       Ended            Ended           Ended            Ended
                                         August 31,      August 31,       August 31,      August 31,       August 31,
                                           2010             2010             2009            2010             2009
                                       ------------     ------------     ------------    ------------     ------------
                                             $                $                $               $                $
Revenue                                          --               --               --              --               --
                                       ------------     ------------     ------------    ------------     ------------
Expenses
  Bank charges                                  712               24               33              45               77
  Mineral property costs                     16,500              500               --             500               --
  Office expenses                             1,725               --               80              --               80
  Professional fees                          70,800            4,500               --          15,220            7,500
  Transfer agent and filing fees             19,541              650              964           4,310            1,084
                                       ------------     ------------     ------------    ------------     ------------

Net Loss                                   (109,278)          (5,674)          (1,077)        (20,075)          (8,741)
                                       ============     ============     ============    ============     ============

Loss per share - Basic and diluted                                --               --              --               --
                                                        ============     ============    ============     ============

Weighted Average Number of Common
 Shares Outstanding                                      130,110,000      130,110,000     130,110,000      130,110,000
                                                        ============     ============    ============     ============


See Accompanying Notes

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                       Six Months         Six Months
                                                         Ended              Ended
                                                        August 31,         August 31,
                                                          2010               2009
                                                        --------           --------
                                                            $                  $
Cash flows from operating activities
  Net loss                                               (20,074)            (8,741)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities              12,483              4,500
                                                        --------           --------

Net cash used in operating activities                     (7,591)            (4,241)
                                                        --------           --------
Cash flows to investing activities
  Mineral property costs                                      --                 --
                                                        --------           --------

Net cash used in investing activities                         --                 --
                                                        --------           --------

Cash flows from financing activities
  Proceeds from officer's loan                             7,500              4,500
                                                        --------           --------

Net cash provided by financing activities                  7,500              4,500
                                                        --------           --------

Net increase (decrease) in cash                              (91)               259

Cash - beginning of period                                    96                 37
                                                        --------           --------

Cash - end of period                                           5                296
                                                        ========           ========
Supplemental cash flow information:

Cash paid for:
  Interest                                                    --                 --
  Taxes                                                       --                 --
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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $109,278 as at August 31, 2010 and a working capital deficiency of $33,478 as at August 31, 2010. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

     New Accounting Standards Adopted During the Six Months Ended August 31,
     2010

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

4. Related Party Loans

     The President of the Company loaned $2,250 during the six months ended August 31, 2010 and is owed $4,750 as at August 31, 2010 ($2,500 as at February 28, 2010). A shareholder of the Company loaned $5,250 during the six months ended August 31, 2010 and is owed $13,250 as at August 31, 2010 ($8,000 as at February 28, 2010). These loans are unsecured, non-interest bearing and due on demand.

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

     At August 31, 2010, there were no outstanding stock options or warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to August 31, 2010 and the three months ended August 31, 2010 and 2009, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

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

OUR BUSINESS

MINERAL CLAIMS

Since inception, we were an exploration stage company engaged in the acquisition and exploration of mineral properties in Canada. On April 26, 2005, we entered into a mineral property purchase agreement to acquire a 100% interest in a mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario, Canada for total consideration of $7,500. This claim expired. On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson (the "Stephenson Agreement") to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada (the "British Columbia Claim"). This claim expired on January 25, 2010 and was re-staked on February 4, 2010 by Teuton Resources Corp. ("Teuton"). The Company entered into a Letter and Trust Agreement with Teuton dated February 4, 2010 and paid Teuton Cnd$500 to hold the re-staked Emmy Claim in trust for the Company. As of the date of this Prospectus the Emmy Claim is in good standing until February 4, 2011. In 2008 we paid $5,000 to a geologist for analysis of the property underlying our Emmy Claim and paid a further $500 to update this analysis to February 10, 2010.

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

RESULTS OF OPERATIONS

REVENUES

We have had no operating revenues since our incorporation on August 25, 2004 to August 31, 2010.

EXPENSES AND NET LOSS FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

Our general and administrative expenses for the three months ended August 31, 2010 were $5,174 ($19,575 for the six months) as compared to $1,077 ($8,741 for the six months) for the comparative period. The majority of expenses were $1,250 of professional fees associated with reviewing the May 31, 2010 10Q and $3,250 of legal fees associated with reviewing and filing various submissions to the SEC as compared to $nil for the comparative period. During the three months ended August 31, 2010 we paid $500 to our geologist for an updated report on our Emmy claim compared to nil in the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5 and a working capital deficit of $33,478 as of August 31, 2010.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended August 31, 2010 was $7,591 as compared to $4,241 for the comparative period. These balances are mainly made up of our net loss of $20,074 (2009 - $8,741) as disclosed above adjusted for an increase in accounts payable and accrued liabilities of $12,483 (2009 - $4,500) in the current period.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $nil for the six months ended August 31, 2010 and 2009.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the six months ended August 31, 2010 we received $7,500 (2009 - $4,500) in loans from related parties. We did not receive any such funding during the three months ended August 31, 2010.

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

OFF BALANCE-SHEET ARRANGEMENTS

As of August 31, 2010, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

DEER BAY RESOURCES INC.


By: /s/ Garry Wong
    -------------------------------------------------
    Garry Wong
    President, Secretary, Treasurer and Director
    (Principal Executive Officer, Principal Financial
    Officer and Principal Accounting Officer)

Date: October 13, 2010