Form 10-Q
period 2010-11-30
Deer Bay Resources Inc.
filed 2011-01-03
CIK 1368620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2010

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _________

Commission File Number: 000-53712

DEER BAY RESOURCES INC.
 (Exact name of registrant as specified in its charter)

Nevada
 (State or other jurisdiction of incorporation or organization)

3410 Lynmoor Place
Vancouver, British Columbia, Canada V5S 4G4
(Address of principal executive offices) (Zip Code)

#407-2366 Wall Street
Vancouver, British Columbia, Canada V6H 4Z1
(Former address of principal executive offices) (Zip Code)

 (604) 436-3424
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 23, 2010, there were 130,110,000 shares of common stock, par value $0.0001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the interim financial statements for the three months and nine months ended November 30, 2010 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading. Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Deer Bay Resources Inc.
(An Exploration Stage Company)
Balance Sheets
As at November 30, 2010 (Unaudited) and February 28, 2010

	November 30, 2010	February 28, 2010
	$	$
Assets

Current Assets
Cash	-	96

Total Assets	-	96

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	30,382	3,000
Related party loans (Note 4)	18,689	10,500

Total Current Liabilities	49,071	13,500

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 5)

Stockholders’ Equity (Deficit)

Capital stock
Authorized:
200,000,000 common shares with a par value of $0.0001
Issued and outstanding:
130,110,000 common shares issued and outstanding	13,011	13,011

Additional paid-in-capital	62,789	62,789

Deficit accumulated during the exploration stage	(124,871)	(89,204)

Total stockholders’ equity (deficit)	(49,071)	(13,404)

Total liabilities and stockholders’ equity (deficit)	-	96

(See Accompanying Notes)

Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Cumulative from August 25, 2004 (Inception) to November 30, 2010	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses
Bank charges	730	18	13	63	96
Mineral property costs	16,500	-	-	500	-
Office expenses	1,725	-	-	-	80
Professional fees	85,550	14,750	2,000	29,970	9,500
Transfer agent and filing fees	20,366	825	82	5,135	1,166

Net Loss	(124,871)	(15,593)	(2,095)	(35,668)	(10,842)

Loss per share – Basic and diluted		-	-	-	-

Weighted Average Number of Common Shares Outstanding		130,110,000	130,110,000	130,110,000	130,110,000

See Accompanying Notes
Deer Bay Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009
	$	$
Cash flows from operating activities
Net loss	(35,668)	(10,842)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,383	6,582

Net cash used in operating activities	(8,285)	(4,260)

Cash flows to investing activities
Mineral property costs	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from officer’s loan	8,189	4,500

Net cash provided by financing activities	8,189	4,500

Net increase (decrease) in cash	(96)	240

Cash - beginning of period	96	37

Cash - end of period	-	277

Supplemental cash flow information:

Cash paid for:
Interest	-	-
Taxes	-	-

See Accompanying Notes

1.    Nature of Operations and Continuance of Business

Deer Bay Resources Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on August 25, 2004. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its property contains mineral reserves that are economically recoverable. We have not produced any significant revenues from the Company’s principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

On April 29, 2008 the Company’s articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and change the par value to $0.0001. This amendment was applied retroactively to all share, and per share, amounts.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $124,871 as at November 30, 2010 and a working capital deficiency of $49,071 as at November 30, 2010. Subsequent to November 30, 2010 the Company received $60,500 for working capital purposes. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Financial Instruments

The fair values of financial instruments, which include cash, note payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

New Accounting Standards Adopted During the Nine Months Ended November 30, 2010

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on March 1, 2010. The adoption of these changes did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement became effective for the Company on March 1, 2010. Earlier application was prohibited. The adoption of these changes did not have an impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. The adoption of these changes did not have an impact on the Company’s financial statements.

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

4.     Related Party Loans

The President of the Company loaned $2,939 during the nine months ended November 30, 2010 and is owed $5,439 as at November 30, 2010 ($2,500 as at February 28, 2010).

A shareholder of the Company loaned $5,250 during the nine months ended November 30, 2010 and is owed $13,250 as at November 30, 2010 ($8,000 as at February 28, 2010).

These loans are unsecured, non-interest bearing and due on demand.

5.    Common Stock

During the year ended February 28, 2005 the Company issued 7,610,000 shares of common stock for total cash proceeds of $29,800.

On April 29, 2008 the Company’s articles of incorporation were amended to increase the authorized share capital to 200,000,000 common shares and reduce par value to $0.0001. This amendment has been applied retroactively to all share and per share amounts.

On June 24, 2008 the Company issued 32,500,000 common shares at $.001 per share to nine individuals pursuant to a private placement under Regulation S of the Securities and Exchange Commission for total cash proceeds of $32,500.

On June 24, 2008, the Company issued 85,000,000 common shares at $.0001 to the Company’s President for total cash proceeds of $8,500.

On October 24, 2008 the Company received $5,000 pursuant to a subscription for 5,000,000 common shares at $0.001 per share.

At November 30, 2010, there were no outstanding stock options or warrants.

6.    Subsequent Events

Subsequent to November 30, 2010 the Company received a convertible loan of $60,500. This loan is unsecured, non-interest bearing and convertible into common stock at a rate of one share for each $.01 of debt. The loan was used for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (August 25, 2004) to November 30, 2010 and the three months ended November 30, 2010 and 2009, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

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

We were incorporated under the laws of Nevada effective August 25, 2004. Our principal offices are located at 3410 Lynmoor Place, Vancouver, BC, Canada V5S 4G4. Our telephone number is (604) 436-3424.

Our Business

Mineral Claims

Since inception, we were an exploration stage company engaged in the acquisition and exploration of mineral properties in Canada.  On April 26, 2005, we entered into a mineral property purchase agreement to acquire a 100% interest in a mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario, Canada for total consideration of $7,500. This claim expired. On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson (the “Stephenson Agreement”) to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada (the “British Columbia Claim”). This claim expired on January 25, 2010 and was re-staked on February 4, 2010 by Teuton Resources Corp. (“Teuton”). The Company entered into a Letter and Trust Agreement with Teuton dated February 4, 2010 and paid Teuton Cnd$500 to hold the re-staked Emmy Claim in trust for the Company. As of the date of this Prospectus the Emmy Claim is in good standing until February 4, 2011. In 2008 we paid $5,000 to a geologist for analysis of the property underlying our Emmy Claim and paid a further $500  to update this analysis to February 10, 2010.

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

  Review all available information and studies.
  Digitize all available factual information.
  Complete an NI 43-101 Compliant Report with a qualified geologist familiar with mineralization.
  Determine feasibility and amenability of extracting the minerals via an ISL operation.
  Create investor communications materials, corporate identity.
  Raise funding for mineral development.
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

Results of Operations

Revenues

We have had no operating revenues since our incorporation on August 25, 2004 to November 30, 2010.

Expenses and Net Loss for the Three Months and Nine Months Ended November 30, 2010 and 2009

Our general and administrative expenses for the three months ended November 30, 2010 were $15,593 ($35,668 for the nine months) as compared to $2,095 ($10,842 for the nine months) for the comparative period. The majority of expenses were $14,750 of professional fees associated with preparing financial reports for the year.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $49,071 as of November 30, 2010. Subsequent to November 30, 2010 the Company received a convertible loan of $60,500. This loan is unsecured, non-interest bearing and convertible into common stock at a rate of one share for each $.01 of debt. The loan was used for working capital purposes.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended November 30, 2010 was $8,285 as compared to $4,260 for the comparative period. These balances are mainly made up of our net loss of $35,667 (2009 - $10,842) as disclosed above adjusted for an increase in accounts payable and accrued liabilities of $27,382 (2009 - $6,582) in the current period.

Cash Used in Investing Activities

Net cash used in investing activities was $nil for the nine months ended November 30, 2010 and 2009.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and loans from related parties. During the nine months ended November 30, 2010 we received $8,189 (2009 - $4,500) in loans from related parties.

Continuance of Business

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business plan. For these reasons our auditors stated in their report dated May 18, 2010 for the years ended February 28, 2010 and February 29, 2009 that they have substantial doubt we will be able to continue as a going concern.

Future Financing

Subsequent to November 30, 2010 the Company received a convertible loan of $60,500. This loan is unsecured, non-interest bearing and convertible into common stock at a rate of one share for each $.01 of debt. The loan was used for working capital purposes. We anticipate continuing to rely on loans from related parties and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business plan.

Off Balance-Sheet Arrangements

As of November 30, 2010, we had no off-balance sheet arrangements.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

DEER BAY RESOURCES INC.

By:	/s/ Garry Wong
Garry Wong President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	December 23, 2010