Form 10-K
period 2011-02-28
Bioflamex Corp
filed 2011-05-18
CIK 1368620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 000-53712

BIOFLAMEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Christiansvej 31, 2920 Charlottenlund, Denmark	________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 646-233-1310

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]   No  [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [  ]   No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Unavailable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  92,466,667 as of March 16, 2011.

 PART I

Item 1.   Business

Corporate History

Up to January 25, 2011, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. On March 18, 2008, we entered into a mineral property purchase agreement with Laurence Stephenson to acquire a 100% interest in a mineral claim known as the Emmy Claim located in the Emory Creek area of the New Westminster Mining Division, British Columbia, Canada. This claim expired on January 25, 2010 and was re-staked on February 4, 2010 by Teuton Resources Corp. (“Teuton”). We entered into a Letter and Trust Agreement with Teuton dated February 4, 2010 and paid Teuton Cnd$500 to hold the re-staked Emmy Claim in trust for us.

The Emmy Claim is in good standing until February 4, 2011. As a result of our recent acquisition of certain intellectual property related to the business of fire extinguishing and prevention products, however, we have decided to pursue that new line of business and allow the Emmy Claim to expire in February, 2011.

Business Overview

We are now in the business of developing, producing, and marketing high performance fire extinguishing and prevention products that are based on environment friendly and biological formulations. We have changed our name to Bioflamex Corporation to reflect our new line of business.

We intend to build a leading position within the niche of environmentally friendly fire fighting and prevention solutions in the United States and internationally, both through organic growth and the acquisition of complementary companies and patents. We believe the time is right for our products. The general emphasis on environmental protection and the increased focus on health hazards in chemicals used in conventional fire fighting products paves the way for the substitution of chemical-based fire combatant products with “greener,” non-harmful products.

Fire extinguishers available on the market today mainly use dry chemical powder, chemical foam, CO2 or halon type of gaseous media as bases. These products in general will extinguish fires with a varying efficacy, but most also contain chemical substances that harm the environment or compose a hazard to people. In addition, they can be messy and damage metals (corrosion), increasing the collateral damage. Our products offer water-based clean alternatives which are completely harmless to humans and the environment, and are non-toxic. Combined with their exceptional extinguishing characteristics, we believe these products point to the future of professional and personal fire fighting. In conventional forest fire fighting, the primary media is water which offers good extinguishing power, but has some drawbacks: it must be used in large quantities; it evaporates relatively quickly; and has a short lifespan in hot environments. Chemical AFFF foams and agents are often used to enhance the fire extinguishing or retardant capabilities, but these chemicals affect the environment and leave long-lasting toxic residue. The toxins found in foams accumulate in the food-chain and are detectable in human organs. We believe our products will have no such negative effect upon life.

We are in the final stages of testing and development of our proprietary range of products. Our goal is to develop 5-10 unique product formulations and application concepts covering fire fighting and fire prevention. We intend to market our products under the trademarks Bioflamex® and SAFIRE®. Our goal is to penetrate the key United States and international markets with our “clean” fire extinguishing products and fire retardants.

We are currently preparing and submitting United States and international patent applications for our product concepts to ensure the security of our intellectual property rights and enhance the market response to our product propositions. We hope to build a solid portfolio of intellectual property within the industry that can be licensed to third parties. We are currently in the process of applying for patents on our revolutionary products and processes.

We are also preparing the materials necessary to complete the necessary tests, approvals and certifications in the United States and key international markets, that are the prerequisite for sales and marketing. With these approvals and certifications, we hope to gain a solid geographical presence in the United States, key markets in Europe, the Middle East and parts of Asia.  We intend to work through distribution partners, agents and/or license holders, and through that presence achieve strong sales with the consumers, professional, business, industrial and government service market segments.

Our Products

We own the flag-ship brands SAFIRE® (a long-lasting fire retardant that can be safely used on any surface) and Bioflamex® (a biodegradable, fast-acting, PFC-free fire extinguishing foam spray). These products can be sold to governments, professional clients, businesses and private users, and can be used in a wide variety of situations from ranging from small stove fires to oil and forest fires.

Our products can be divided into two main product types: fire extinguishers (fight fires once they start) and fire retardants (fight fires before they start). Our product range is set forth in the figure below. The scope of business covered by the product range is diverse and targets professional markets, business to business markets and consumer markets across the globe.

Of the various industry segments, we intend to focus our business on biological fire fighting. The table below depicts the various industry segments, those industry segments we intend to engage in, and the types of extinguishers and retardants we expect to develop in those segments.

Given that most current fire fighting- and prevention methods contain toxins and chemicals that can harm humans, animals, and entire ecosystems, there is a real market requirement for more eco-friendly fire fighting methods.  In that space, there are small number of independent companies, usually limited in geographic scope and characterized by entrepreneurship and a limited product range. We believe that we are well-positioned to take a significant role in a relatively new “clean” niche of the market.  We intend to capture market share by organic growth and from acquisitions to make us the foremost player in this segment.

Extinguishers

Small Scale Extinguishers:

Bioflamex aerosol spray is a water-based portable fire extinguishing product that has been designed to put out oil and grease fires. We have dubbed the concept as “the Red Bull of the fire fighting industry.” Bioflamex has been developed as a user friendly, efficient and safe supplement to conventional fire fighting means. Anyone can easily use Bioflamex to quickly and efficiently extinguish dangerous and potentially fatal frying oil or cooking fat kitchen fires.

Bioflamex has been in development for a considerable period of time. Following a series of trials and tests the developers have created the perfect combination of the extinguishing media, the bottle, the nozzle, the propellant and the pressure.

The extinguishing media is based on a biological formula that is composed of a mix of water, natural potassium, salt combinations and plant root extracts in combinations with a concentrated foaming agent. The contents are under pressure in the can and the propellant is carbonic acid.

Bioflamex is characterized by its significant “clean” extinguishing performance, as well as easy and convenient handling. The biological formulation provide some benefits outside the pure extinguishing attributes, namely the benefits of less collateral damage and clean-up after use. It is non-toxic, non-corrosive and bio degradable.

The Bioflamex formula provides 2 significant performance criteria: The biological additive ensures quick knock-down of flames; and the special foam formulation creates a cover that prevents re-ignition of flames, especially relevant when combating oil based fires.

It is expected that Bioflamex will be produced in 2 different sized bottles:

·         650 ml for home and professional use in conjunction with cooking (kitchens, grill)

·         800ml for use in boats, cars, camping etc.

In the smaller bottles for kitchen use, the product contains a heavy PFC-free foam concentration which is developed to tackle Class F/K fire types, i.e. frying oils and fats used in conjunction with cooking.

The larger 800ml bottle is ideal for more all-round emergency/first response extinguishing use. It contains a smaller amount of foam, and is suited for engine fires in cars/boats and Class A/B fire types, i.e. on dry matter such as textiles, wood etc.

Consequently, the Bioflamex products can be targeted towards both the private consumer market as well as small businesses.

The product highlights are as follows:

  An easy way to extinguish even deep frying oil fires quickly. One bottle of Bioflamex will extinguish a 365 degrees celcius deep frying oil pan on fire in 2-5 seconds.
  The same performance applies to an oil fire in an engine, e.g. on a boat or in a car. The bottle is easy to handle and use as it works as a normal aerosol bottle.
  Security against re-ignition. Bioflamex contains a combination of a fire extinguishing media and PFC-free foam, thus both putting out the fire and preventing re-ignition, by creating a protective layer on the surface of the oil.
  Less property and material damage. Bioflamex is safe to use and contains no corrosive ingredients, as opposed to certain chemical extinguishing media. This prevents serious damage to metals, e.g. in kitchens and engines.
  Easy clean-up. Bioflamex can be removed by using ordinary cleaning products and requires no special safety precautions. This also reduces the potential total costs of a fire.
  An biological solution. Bioflamex contains a biological extinguishing media, based on a combination of natural salts and plant extracts. This reduces the environment impact as 98% of the media is biodegradable within 7 days. The propellant is carbonic acid known from sparkling water.
  PFC-free foam that reduces the environmental impact and reinforces the uniqueness of this versatile and effective remedy against kitchen and car fires.

We believe this product is an ideal and vital product for private households, and boat and car owners for the growing United States market. It is the right product to always have handy in the kitchen, in the boat, in the auto camper or in the car.

Large Scale Extinguishers:

Our large-scale extinguishing products provide a viable and sustainable alternative to conventional products in terms of performance, environment and health. They have been tested extensively by professional institutes, and have proven to be radical improvement over extinguishers available on the market today.

Using the same base formulations of biological additives and foam, BioflamexCorp will also enter the market for conventional fire-sized extinguishers, i.e. the 2, 3 and 6 liter EN-3 types.

The formulation ensures effective extinguishing performance against Class A, B and C fires, providing a broad base of usage in circumstances such as small wildfires and urban residential buildings.

Ideal users would be businesses, offices, hotels and public spaces where fire regulations dictate fire extinguishers as part of the general fire safety and emergency plan.

We believe the biological water based extinguisher type will gain market share and revenue on account of substitution for existing chemical foam and chemical powder extinguishers.

Bulk Extinguishers:

The bulk products will be formulated to suit large-scale extinguishing tasks such as fighting fires on professional equipment and tankers, or forest fire fighting.

The solutions can be tailored to fit various needs of professional fire fighting organizations and large business operations, forest fire fighting and prevention, chemical compounds, oil and gas installations and storage facilities.

The extinguisher formulations have proven to be extremely efficient in fighting heavy fuel fires, such as diesel oil, petroleum and jet fuel, especially in combination with systems like IFEX. Since the properties of the product enable the use of less fluids to put out a fire it reduces damage to machines and property.

Through a series of tests, the products demonstrated unparalleled extinguishing power, reducing both the consumption of solution, collateral damage and the burden on the environment. Some examples are as follows:

  A mock-up aircraft-engine fire was extinguished with only 13 liters of foam in under 120 seconds.
  A full blaze car fire was extinguished with only 7 liters of foam in under 2 minutes.

These cases show Bioflamex can provide users dramatic reductions in direct costs of operations, both in terms of manpower and materials.

The biological ingredients are non-toxic and non-corrosive, posing no threat to human beings. In gaseous form they can even act as direct replacement of Halon and other chemical substances.

In various formulations, Bioflamex’s bulk extinguishers can be used for:

  Oil and gas industries (class A, B, C, D and K fires)
  Professional systems for Fire brigades
  Wood and forest fires (class A, C)
  Rubber fires
  Trains and busses
  Furniture and textiles
  Natural gas and oil plants
  Telecom facilities
  Industrial machines
  Shipping

Fire Retardants

Industrial retardants:

A fire retardant inhibits fire from being nurtured in textiles, wood, insulation materials etc., and therefore obstructs fires from erupting or spreading. Many different industrial types of fire retardants exist today, but many contain chemicals or compounds that may be harmful to people, the environment or materials - bromides have been banned due to some of these reasons.

Every year over thousands are killed or seriously wounded in fires. Often fires are caused by cigarettes, decorations, open fire or electrical malfunctions. The typical places for fires to start are in kitchens, living rooms, meeting rooms and bedrooms, where furniture or textiles catch fire. The risk of a fire is especially pronounced during Christmas, where the use of candles and dry decorations are a real threat.

We will market our industrial retardants under the brand name SAFIRE®. Due to their effectiveness and harmless eco-friendly components, SAFIRE® fire retardants can ensure that a damaging fire becomes a less likely event both at home and in the office.

All SAFIRE® products are based on 100% biological components, which contain fire inhibiting capabilities. This makes it possible to treat textiles, wood and insulation materials in a safe and environment friendly way. SAFIRE® not only slows down the spread of fire, but in most instances completely prevents ignition.

The active ingredients are mainly composed of salt combinations and extracts. The remaining substance is water, used to ensure that the active ingredients are absorbed in the fibers or mass.

We are developing our industrial fire retardants to fit most scales and production circumstances; from furniture in the home, to industrial protection of warehouses filled with textiles, insulation, construction materials, and pulp, paper and wood.

Forest Fire Prevention Retardants:

Forest fires are certain to proliferate in the coming decades, due to climate changes especially in the United States, Spain, Greece, France, and Australia.

The number of wildfires in the United States range from 60,000-75,000 annually costing more than US$1.4 billion in direct damages, but long term effects on ecosystems and personal lives are far beyond that number

In the past few years, California has experienced a number of fires, with increasing intensity and property damage. In 2008 alone, extensive wildfire events led to both civilian casualties and casualties amongst the fire fighting units combating the fires, and led to State of Emergency called by the President. Such events are recurring and have an ever more pronounced effect on the environment and urban planning, as fires draw closer to urbanized/residential areas.

For most government agencies in the United States and globally, the emphasis has now been put on prevention of forest wildlife fires to erupt, and improved preventative measures to reduce risks, especially in “high seasons” of March, July and August.

We will provide an eco friendly and highly effective solution to promote better forest fire prevention. The company is working on several levels to develop new methods to enhance fire protection in the high risk areas, and to improve protection of residential/industrial compounds/facilities.

We hope to develop the following:

  Biological fire retardant that is effective for up to 2-3 months after application to vegetation, acting as passive “fire barriers” that can protect areas of high risk. It is the intention that forest fire services can utilize the product before fire breaks out, for example covering areas around camping sites. The product is also intended to be used to reinforce safe zones and fire breaks as the event unfolds.
  A residential concept where garden facility services companies offer to protect the perimeter of private or business compounds, by spraying the fire retardant onto vegetation around perimeter at relevant intervals.
  A business concept where the fire retardant is used in fixed detection and suppression systems, that protect sensitive installations such as mobile antennas located in forest areas, to reduce commercial loss in the event of fires

Internationally, wildfires compose an equally threatening phenomenon. It is believed that in Spain alone, the incidents will increase from about 25,000 fires a year up to about 50,000 in a years to come due to dryer and warmer climate – or if the number of incidents do not escalate, then the intensity is believed to increase with larger burnt area per fire incident. “Desertification” is a real threat to many areas as a result of this, contributing to further climate warming in local and regional areas. The same trend is applicable to Australia, which has experienced an increasing number of uncontrollable wildfires that approach urban areas such as Melbourne and Sydney, causing extensive damage and casualties.

Patent Applications

We are in the process of submitting a host of patent applications to enhance our intellectual property rights and marketing opportunities.

In general, we operate within the following categories:

- Fire fighting category – fire extinguishing products
- Fire prevention category – fire retardant products

Our main products have a base consisting of biological water based solutions, either by itself or in combination with specialized foam types.

We work with a range of key partners for product development and production:

  Solberg Foams in Norway (foam development and sourcing)
  Samson Enviro in Denmark (biological base sourcing)
  Dansoll in Denmark (production of aerosols)
  PL Brandteknik (product development consultancy)
  Prime Solutions in Spain/US (Sentinel fire detection and suppression system)
  Paper Manufacturer TBD (fire protected cardboard boxes)
  Insulation Manufacturer TBD (fire protected wall/roof insulation and panelling)

The outcome of our product development efforts will result in BioflamexCorp taking full or partial intellectual property rights on product concepts and formulations. Below is a summary of the most imminent patent application we would like to submit to ensure protection of those rights. The first two could be submitted as one general application, as the basic formulations are more or less the same, except that foam concentrations vary.

  Bioflamex Extinguishing Foam Spray (Aerosol) for Kitchen Use

The Patent Application Number 1100255.7 registered at the Intellectual Property Office (IPO) at Concept House, Cardiff Road, Newport, South Wales, United Kingdom covers this patent. We are currently in the process of filing a counterpart patent with the United States Patent and Trademark Office (USPTO).

Basically, the kitchen related Bioflamex product consists of 88% biologic water based fire extinguishing solution (appx 40% active ingredients, 60% water) combined with a 10-15% eco-friendly foam concentrate.

This formulation is designed to generate knock-down on even high temperature oil/fats fire and prevent reigniting, as the foam forms a protective layer allowing the liquid to cool down.

The packaging itself also contain a special process, utilizing recycled CO2 for the pressurization, a special nozzle for the distribution of extinguishing liquid and foam and a low pressure level, which is designed to avoid exaggerated splashing of the burning liquid.

  Bioflamex Extinguishing Foam Spray (Aerosol) for General Use

As above, but with less foam, higher pressure and a different nozzle for longer range.

  SAFIRE Forest Fire Break Solution

This is a water based biological solution with active ingredients (appx 60% water and 40% salts, citric compunds, natural polymers/binders) designed to protect live vegetation against ignition. Patent application is in the process of filing at IPO/UK and USTPO/USA.

The salts and citric compounds are designed to slow down or prevent ignition of the vegetation. The polymer/binder has the purpose of ensuring that the retardant stays on vegetation for up to 2 months, and thus enabling the product to be used as a preventive measure around facilities in areas prone to fires.

The purpose of the product is to create or enforce fire breaks, which will slow down or hinder spread of forest fire. The application can be by ordinary tenders (tankers with hoses) airplane or other dispersement systems.

  Fire Protected Cardboard Boxes (with Partner)

This product concept is for implementation into the production process of carton and paper materials. Patent application is in process of filing at IPO/UK and USPO/USA.

The water based fire retardant is mixed with the paper pulp (replacing water) and thus creating en end product that is fire protected to be used, for instance, with storage boxes.

We anticipate this concept will be completed in collaboration with a manufacturer of carton and paper products.

  Fire Protected Wall and Ceiling Insulation (with Partner)

As above, the main difference being that the retardant will be mixed with a mix of base materials. Patent application is in process of filing at IPO/UK and USPO/USA.

  Sentinel Fire Detection & Suppression System

We intend to take over the rights for the integrated Sentinel system from Prime Solutions in Spain, with its proprietary system for detection of wildfire in the vicinity of compounds/installations in forests, and the protection of these units by deployment of SAFIRE Frest Fire Break Solution.

Approvals and Certifications

We are in the process of filing for UL approvals and Government Dep’t endorsements (USFA, NFPA, CAL FIRE) for the United States, covering the Bioflamex aerosols and also bulk extinguishers. In addition to this, TÜV certification of aerosols covering Europe shall be obtained.

We will be initiating the British Standards approvals process for textile and pulp as soon as R&D work with Solberg Foams is completed.

EN3 certification of standard extinguishers must also be initiated for the EU.

Forest Fire certifications and approvals will be obtained gradually as we target markets; the U.S. (mainly California) and Spain will be the first focus-markets for the approvals.

The following table shows specifically where we are at in the approval and certification process.

Bioflamex	We are in the process of obtaining UL approval for sales in the United States, which takes 3-6 months. We are contemplating the British Standard as well as TÜV, which is a faster process (2-3 months). NFPA (United States) endorsement is also a key to success.
Extinguishing Foam	Must be UL certified in US and EN3 certified for normal extinguishers in EU. Both take 3-6 months.
Forest Retardant	Must be tested and approved by United States (CAL FIRE), Greek, Spanish and Russian Forest Fire Authorities for use in forest fire fighting. Will take 3-6 months, depending on timing for initial demonstrations.
Retardant	Needs UL and DIN4102/BS5852 approval and certification. Takes 3-6 months.

In addition to the above, any number of local and/or regional approvals may be necessary for the markets we aim to penetrate, as is the case in states like California, countries like Russia and the individual CIS countries, and even some countries in EU (France for example).

Product Production

We intend to use a number of partners to develop and manufacture our products.  These partners include those that follow in this section. In order to successfully reach our objectives, a number of tests, demonstrations, approvals and certifications must be completed successfully during the coming 3-6 months.

We intend to enter into exclusive collaboration and production agreements with SamsonEnviro A/S, Solberg A/S and Dansoll A/S, Denmark for the development of a range of versatile and multipurpose retardant and extinguishing formulations.

Samson Enviro A/S

The core biological formula has been developed by SamsonEnviro and shall form the basis for the water based biological additives mixed with water.

This base formula composes the backbone for proprietary washable textile retardants, forest fire protective solutions, non-flammable paper/carton products and the various types of extinguisher products we intend to produce and market. SamsonEnviro delivers the ready produced base formula that we intend to use in our products. All ingredients are supplied by larger and reliable manufacturers.

The collaboration agreement is in verbal form at the present, and covers the direct transfer of rights of base formula to Bioflamex Corp in exchange of common stock. This agreement will be formalized and signed when the Bioflamex Corporation has been duly formed as legal entity.

Dansoll A/S:

Dansoll manufactures over 3,000,000 aerosols per annum, and can easily expand operations in current location and also abroad. The primary suppliers of cannisters and nozzle system have capacity that supercedes any need in the distant future.

The main exclusive collaboration agreement will comprise the manufacturing of Bioflamex products in aerosols both 650ml and 800ml versions. Dansoll will conduct mixing of ingredients, purchase of bottles and nozzle systems, pressurization and packaging, using their proprietary technology for using CO2 as propellant.

This is currently a verbal agreement to be formalized and signed when the Bioflamex Corporation has been properly formed and listed.

Solberg Foams A/S

In addition, we believe the development of specialized non-PFC foams in collaboration with Solberg will lead to a range of unique fire extinguishing products, such as the kitchen spray extinguisher and water based, biological foam solution for hand held extinguishers and use in fire truck tenders. Solberg foams are readily available and we have a large and reliable network of collaboration partners.

To this effect, we have entered into an exclusive collaboration with Solberg Foam for the development of special PFC-free foams for our Bioflamex foam extinguishers. The agreement provides that all rights for the developed foam types shall be transferred to us in return for shares of our common stock. This is currently a verbal agreement to be formalized and signed when the Bioflamex Corporation has been properly formed and listed.

In addition to the development of foams, we have entered R&D collaboration with Solberg speclialists to enhance the base formula in terms of extinguishing capabilities, especially to improve the fire “knock-down” effect of the formula. We hope this work will translate into the completion of the new formulations for Bioflamex aerosol extinguishers and the completion of patent application, as well as the certification for EN3 extinguishers.

In addition, this collaboration should enhance the product attributes on forest fire protection, especially the active duration after application to vegetation, and will be essential for designing paper pulp and biological insulation materials.

This additional R&D work is based on same terms as the work on foams. According to plan, it should translate into completion of the product line for industrial use as well as forest fire fighting, and shall form the basis of 2-3 patent applications.

Partnerships for Industrial Development:

We are working with two insulation manufacturers and one paper/carton manufacturer to complete trials of industrial-level fire retardants. This work will take 3-6 months to complete after the work with Solberg has been completed, and should result in 1-2 patent applications.

In addition, development of a washable fire retardant for textiles (especially beddings) should open up for collaboration with industrial linen service companies, as the likes of Berendsen and gain access to hospitals, hotels and prisons to mention a few institutional clients.

National Fire Departments: Upon completion of formula work, critical testing will be conducted in collaboration with fire departments in the United States (California, Chicago and New York initially and with other states/cities to be added later), Denmark, Spain and Greece.

Distribution

The company will use a number of distribution channels and distribution partners, depending on the type of product, market segment and region. In some cases, we have already secured verbal agreements with distributors and end user outlets, which we expect to be formalized in the near future.

Distribution in the United States will be determined by the certifications/approvals obtained, but we are in dialogue with networks that have been developed over the years that we believe will open the distributions channels to government and retail targets.

The main focus will be on establishing contracts with strong local, regional or multinational companies, such as UPC (KIdde, Chubb) or Tyco (Tyco, Ansul, ADT) with a commanding relationship to government departments, fire fighting purchasing departments, large distributing channels and/or businesses.

In some instances we will enter collaboration on all products with one partner for a country or region, and in others multiple distributors will operate individual sectors, depending on the nature of the market and the positioning of partner companies.

We intend to have our sales personnel primarily servicing the distribution partner as key account managers; however some key multinational companies will be approached and handled directly by management.

At the present, we have discussed preliminary Exclusive Distributor/Agent agreements ready for execution with companies covering United States and regions such as India, UAE, Kuwait, Egypt, Saudia Arabia. Partners for certain sectors and/or regions in EU and Asia have also been identified and soft negotiations initiated.

Consumer / Retail

The main product for the Retail/Consumer segment is the Bioflamex extinguisher, which we believe holds a global potential (“The Red Bull of fire fighting”).

The key to the distribution strategy is to gain access to consumer outlet networks as well as semi-professional / specialty outlets. The distribution and marketing will initially be conducted through the networks’ own marketing programmes/media towards potential end users.

As an example, the Automobile Owners’ Associations in the United States counts more than 50,000,000 members and publishes web content and magazines directed at its members. In EU the same applies, counting more than 40,000,000 members and publishing magazines that have circulations of more than 7,000,000 copies monthly or quarterly depending on the country/region. This composes a strong promotion vehicle for the All-purpose Bioflamex for car/boat owners.

The push for distribution in the United States will be focused around a number of key distribution partners and 5 key states with a high population/business density, high media saturation and high level of distribution outlets. These states include: New York, California, Illinois, Texas and Florida.

We have identified these states as being highly relevant for penetration into the retail/private consumption sphere as well as the public institutions and businesses.

In addition to this, the states selected individually have some characteristics that support focused efforts into certain business areas. Examples of this include:

  The high proportion of Oil & Gas industry in Texas supports the distribution and sales of bulk extinguishers and retardants to professional clients;
  The high level of forest fire threats in California, makes it an ideal market to introduce the forest fire solutions to local Government departments and fire fighting departments; and
  The high number of elderly people in Florida supports the introduction of Bioflamex kitchen extinguisher and textile retardants to Government Departments and institutions as well as key retail partners.

We also intend to focus on a number of countries in Europe with high population/business density, high media saturation and high level of distribution outlets.  These countries include: the Nordic Countries, Germany, France, Benelux, England, and Spain.

It is our goal to achieve a 10% penetration into the market through professional, business to business and retail distribution/sales partners, over the course of a 3 year period.

Business to Business / Professional

The distribution of product for the business to business and professional market will mainly be conducted either through large multinational corporations with a strong sales and distribution networks in key markets or through local/regional partners with strong association and sales record to the primary clients.

Large multinational distribution partners may include: TYCO, UTC, ISS (50+ countries), G4S (70+ countries), and Würth (40+ countries). Local/regional distribution partners may include:

Delma Group (Middle East/India), Blue Dome Company (Middle East), and Falck (Nordic),

Industrial

The industrial segment will primarily be targeted by our staff directly with potential clients, as significant consultancy and development of applications is involved in this. Main clients are manufacturers of paper product, insulation material for construction, timber and wood manufacturers and textile/furniture producers.

Employees

Staff Development

Our ability to generate revenue will require 2-3 offices and a consistent increase in staff count over the first 1-4 years, as reflected in the personnel chart below:

However, we do not have an ambition to become a high headcount operation; but rather have a tight and highly skilled group of people employed within the technical, sales and marketing Divisions.

Mainly, the distribution sales and marketing efforts will require support and key account capacity, and we will be looking to hire individuals with strong skills within regional or global sales, and also recruit from the professional fire services environment to ensure deep understanding of the technical aspects within the sales/marketing force and to leverage industry insight and professional connections.

In addition to this, we aim to recruit technical staff with fire fighting, biochemistry and/or logistics skills who can ensure strong coordination with manufacturing partners, counseling of distributors and key clients (for the professional / industrial segments), and drive the product development within the company.

Advisory Board

We intend to develop an advisory board in the near future that will consist of a collection of individuals who bring unique knowledge and skills which complement the knowledge and skills of our board members in order to more effectively govern the organization.  We expect that our advisory board will be staffed in the next six months.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our corporate headquarters are located at Christiansvej 31, 2920 Charlottenlund, Denmark.  This location is provided by our Chief Executive Officer and Director without cost.  We intend to move into another facility as soon as capital permits.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “DBAY.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	0	0
November 30, 2010	0	0
August 31, 2010	0	0
May 31, 2010	0	0

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2011	0	0
November 30, 2010	0	0
August 31, 2010	0	0
May 31, 2010	0	0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

 We are authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of March 16, 2011 we had 92,466,667 shares of common stock outstanding. Our shares are held by approximately 37 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On April 26, 2011, we issued 333,333 in a private transaction for $0.15 per share for total proceeds of $50,000.

On January 25, 2011, we entered into an Asset Purchase Agreement with Kristian Schiørring and Henrik Dahlerup to acquire certain intellectual property related to line of fire extinguishing and prevention products that are based on environment friendly and biological formulations.  In consideration for the newly acquired assets, we issued 19,000,000 shares of our common stock to each of Messrs. Schiørring and Dahlerup.

The above issuances were made pursuant to Regulation S of the 1933 Act. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation S offering.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended February 28, 2011 and 2010

We generated no revenue for the period from August 25, 2004 (Date of Inception) until February 28, 2011. Our Operating Expenses were $45,377 for the year ended February 28, 2011, as compared with $12,441 for the same period ended 2010.  The increase was the result of professional fees of $37,682 for the year ended February 28, 2011, as compared with only $10,500 for the same period 2010.  Our operating expenses were $134,581 for the period from August 25, 2004 (Date of Inception) until February 28, 2011.

We recorded a net loss of $45,377 for the year ended February 28, 2011, as compared with $12,441 for the same period ended 2010, and $134,581 for the period from August 25, 2004 (Date of Inception) until February 28, 2011.

Liquidity and Capital Resources

As of February 28, 2010, we had current assets of $10,059, represented by $59 in cash and $10,000 in prepaid expenses.  We had total assets of $1,201,059 as of February 28, 2011. We had current liabilities of $8,340 and total liabilities of $68,840 as of February 28, 2011.  We had working capital of only $1,719 as of February 28, 2011.

Operating activities used $49,537 in cash for the year ended February 28, 2011. Our net loss of $45,377 and prepaid expenses of $10,000 were the contributing factors to our negative operating cash flow, offset mainly by an increase in accounts payable and accrued liabilities of $5,340. Investing activities used $500 for mineral property costs for the year ended February 28, 2011.  Financing activities for the year ended February 28, 2011 generated $50,000as a result of convertible loan proceeds of $60,500 and officer loans of $8,169, offset by the repayment of officer loans in the amount of $18,669.

We will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. Subsequent to the reporting period, we raised $50,000 in a private placement to an accredited investor.  Notwithstanding, as of February 28, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $134,581 as at February 28, 2011 and have working capital of $1,719 as at February 28, 2011. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are set forth in Note 2 to the financial statements.  Management does not believe that our accounting policies are critical enough to mention in the body of this annual report on Form 10-K.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2011 and 2010;
F-3	Statements of Operations for the years ended February 28, 2011 and 2010, and the period from inception to February 28, 2011;
F-4	Statement of Stockholders’ Equity for period from inception to February 28, 2011;
F-5	Statements of Cash Flows for the years ended February 28, 2011 and 2010, and the period from inception to February 28, 2011;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioflamex Corporation
(formerly, Deer Bay Resources, Inc.)
(A Development Stage Company)

Charlottenlund, Denmark

We have audited the accompanying balance sheets of Bioflamex Corporation, (formerly, Deer Bay Resources, Inc.), (A Development Stage Company) as of February 28, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended February 28, 2011 and the period from August 25, 2004 (inception) to February 28, 2011. Bioflamex Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioflamex Corporation as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2011 and the period from August 25, 2004 (inception) to February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver, Martin & Samyn, LLC

Kansas City, Missouri
May 18, 2011

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Balance Sheets

	February 28, 2011	February 28, 2010
	$	$
Assets

Current Assets
Cash	59	96
Prepaid expenses	10,000	-

Total Current Assets	10,059	96

Intangible Assets (Note 4)	1,191,000	-

Total Assets	1,201,059	96

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	8,340	3,000
Related party loans (Note 5)	-	10,500

Total Current Liabilities	8,340	13,500

Convertible Debt (Note 6)	60,500	-

Total Liabilities	68,840	13,500

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 9)

Stockholders’ Equity (Deficit)

Capital Stock (Note 7)
Authorized:
200,000,000 common shares with a par value of $0.0001
Issued and outstanding:
92,466,667 and 130,110,000 common shares issued and outstanding, respectively	9,247	13,011

Additional Paid-in-Capital	1,257,553	62,789

Deficit Accumulated During the Development Stage	(134,581)	(89,204)

Total Stockholders’ Equity (deficit)	1,132,219	(13,404)

Total Liabilities and Stockholders’ Equity (Deficit)	1,201,059	96

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statements of Operations

	Cumulative from August 25, 2004 (Inception) to February 28, 2011	Year Ended February 28, 2011	Year Ended February 28, 2010
	$	$	$
Revenue	-	-	-

Expenses
Bank charges	803	135	115
Mineral property costs	16,500	500	500
Office expenses	1,856	131	80
Professional fees	93,262	37,682	10,500
Transfer agent and filing fees	22,160	6,929	1,246

Net Loss	(134,581)	(45,377)	(12,441)

Net Loss per Share – Basic and Diluted		-	-

Weighted Average Number of Common Shares Outstanding		126,604,000	130,110,000

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Cumulative from August 25, 2004 (Inception) to February 28, 2011	Year Ended February 28, 2011	Year Ended February 28, 2010
	$	$	$
Cash Flows from Operating Activities
Net Loss	(134,581)	(45,377)	(12,441)

Adjustment to Reconcile Net Loss to Net Cash:
Write-off of mineral properties	16,500	500	500

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	(10,000)	(10,000)	-
Increase in accounts payable and accrued liabilities	8,340	5,340	3,000

Net Cash used in Operating Activities	(119,741)	(49,537)	(8,941)

Cash Flows to Investing Activities
Mineral property costs	(16,500)	(500)	(500)

Net Cash used in Investing Activities	(16,500)	(500)	(500)

Cash Flows from Financing Activities
Proceeds from officer’s loan	18,669	8,169	9,500
Repayment of officer’s loan	(18,669)	(18,669)	-
Convertible loan proceeds	60,500	60,500	-
Common shares issued for cash	75,800	-	-

Net Cash Provided by Financing Activities	136,300	50,000	9,500

Net Increase (Decrease) in Cash	59	(37)	59

Cash - Beginning of Period	-	96	37

Cash - End of Period	59	59	96

Non-cash Investing and Financing Activities:
Common shares issued for intellectual property	1,191,000	1,191,000	-

Supplemental Cash Flow Information:

Cash paid for:
Interest	-	-	-
Taxes	-	-	-

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From August 25, 2004 (Inception) to February 28, 2011

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit Accumulated During the Development Stage	Total
		$	$	$	$
August 25, 2004	-	-	-	-	-
October 11, 2004 - Issued for cash at $0.001	6,300,000	630	5,670	-	6,300

October 25, 2004 - Issued for cash at $0.01	1,050,000	105	10,395	-	10,500

January 5, 2005 - Issued for cash at $0.05	260,000	26	12,974	-	13,000

Net loss	-	-	-	(3,729)	(3,729)

Balance, February 28, 2005	7,610,000	761	29,039	(3,729)	26,071

Net loss	-	-	-	(11,824)	(11,824)

Balance, February 28, 2006	7,610,000	761	29,039	(15,553)	14,247

Net loss	-	-	-	(2,598)	(2,598)

Balance, February 28, 2007	7,610,000	761	29,039	(18,151)	11,649

Net loss	-	-	-	(11,925)	(11,925)

Balance, February 29, 2008	7,610,000	761	29,039	(30,076)	(276)

June 24, 2008 - Issued for cash at $0.001	32,500,000	3,250	29,250	-	32,500

June 24, 2008 - Issued for cash at $0.0001	85,000,000	8,500	-	-	8,500

October 24, 2008 - Issued for cash at $0.001	5,000,000	500	4,500		5,000

Net loss	-	-	-	(46,687)	(46,687)

Balance, February 28, 2009	130,110,000	13,011	62,789	(76,763)	(963)

Net loss	-	-	-	(12,441)	(12,441)

Balance, February 28, 2010	130,110,000	13,011	62,789	(89,204)	(13,404)

January 25, 2011 - Issued for assets at $0.0313 per share	38,000,000	3,800	1,187,200	-	1,191,000

January 25, 2011 – Returned to treasury and canceled	(75,643,333)	(7,564)	7,564	-	-
Net loss	-	-	-	(45,377)	(45,377)

Balance, February 28, 2011	92,466,667	9,247	1,257,553	(134,581)	1,132,219

(See Accompanying Notes )

Bioflamex Corp. (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Notes to The Financial Statements
For the Years Ended February 28, 2011 and 2010

1.	Nature of Operations and Continuance of Business

The Company was incorporated as Deer Bay Resources Inc. (“the Company”) under the laws of State of Nevada, U.S. on August 25, 2004. The Company’s principal business up to January 25, 2011 was the acquisition and exploration of mineral resources. On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $0.013 per share. We have not produced any revenues from the Company’s newly acquired assets or commenced significant business operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $134,581 as at February 28, 2011 and has working capital of $1,719 as at February 28, 2011. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. Management hopes to raise capital to meet these goals. The Company does not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Bioflamex Corp. (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Notes to The Financial Statements
For the Years Ended February 28, 2011 and 2010

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

New Accounting Standards Adopted During the Year Ended February 28, 2011

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

On March 18, 2008, the Company entered into a mineral property purchase agreement to acquire a 100% interest in the Emmy Claim located in the New Westminster Mining Division, BC for total consideration of $8,000. This mining interest was held in trust for the Company by the vendor of the property. On January 25, 2010 this mineral claim had lapsed and was re-staked by a third party. On February 4, 2010 the Company entered into a Letter and Trust Agreement with this third party to acquire the Emmy Claim. The Company paid $500 as consideration. The Emmy Claim expired February 4, 2011. The Company is no longer exploring for mineral properties.

4.	Intangible Assets

Bioflamex Corp. (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Notes to The Financial Statements
For the Years Ended February 28, 2011 and 2010

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $0.0313 per share, totaling $1,191,000, to two individuals who became the entire Board of Directors and the two senior officers of the Company. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. The entire purchase price was allocated to the intangible asset category of Patents and Trademarks.

5.	Related Party Loans/Transactions

The President of the Company loaned a further $2,939 during the year ended February 28, 2011 for a total loan outstanding of $5,439. This loan was repaid in full on December 22, 2010.

A shareholder of the Company loaned a further $5,250 during the year ended February 28, 2011 for a total loan outstanding of $13,250. This loan was non-interest bearing and was repaid in full on December 21, 2010.

See Intangible Assets, Note 4 and Common Stock, Note 7 for other related party transactions.

6.	Convertible Debt

The Company received $60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $0.01 of debt for each share issued. The maturity date of this convertible debenture is December 13, 2012. The debenture does not carry any rate of interest and is unsecured.

7.	Common Stock

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 19,000,000 common shares to each of two individuals at $0.0313 per share. The vendors became the sole directors and officers of the Company and acquired 12,856,667 common shares from the former director and Chief Executive Officer. Also on January 25, 2011 the former director and Chief Executive Officer returned to treasury for cancellation at total of 75,643,333 common shares.

At February 28, 2011, there were no outstanding stock options or warrants.

8.	Income Taxes

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

The components of the net deferred tax asset at February 28, 2010 and February 29, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	Year Ended February 28, 2011	Year Ended February 28, 2010
	$	$

Cumulative Net Operating Losses	45,000	89,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	15,000	30,000

Valuation Allowance	(15,000)	(30,000)

Net Deferred Tax Asset		–

Bioflamex Corp. (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Notes to The Financial Statements
For the Years Ended February 28, 2011 and 2010

9.	Subsequent Events

On April 26, 2011 the Company received $50,000 pursuant to a private placement offering.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at February 28, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kristian Schiorring	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Henrik Dahlerup	48	Chief Operating Officer and Director

Kristian Schiorring is an experienced entrepreneur and businessman. During the 1980s he launched a number of successful food and entertainment businesses throughout Northern Europe. Later, he established and ran three separate commercial businesses: Printex ApS, DataNordic A/S and Telecom Accessories Consult A/S, all within the Office and Mobile Supplies industry. During this span he has become a seasoned manager and has developed a strong ability to establish networks, acquire distribution and sales rights of commercial products, and implement production systems. Kristian´s main areas of strength are partnerships, product development, import and production logistics, and administration/back office management.

Henrik Dahlerup has an extensive background in communication and strategic marketing and consulting through his employment as a senior management member at the most prominent international communications corporations: Young & Rubicam (1991-1997), McCann (1997-1999) Rapp Collins (1998-2002) and DDB (2002-2005). His experience in this field counts for 16 years of management and servicing of prime local and international corporations.  Mr. Dahlerup completed O&A levels at the International School of ECOS in Marbella Spain in 1981, 1 year of business school at Niels Brock Business School from 1984-1985, and 2 years of a bachelor degree in marketing from Copenhagen Business School from 1987-1989.  Since his formal education, Mr. Dahlerup has completed several complementary educational programs related to business and leadership that were financed by prior employers.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Kristian Schiorring, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kristian Schiorring	1	0	0
Henrik Dahlerup	0	0	0
Garry Wong	0	1	0

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended February 28, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garry Wong Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Kristian SchiorringChief President, Executive Officer, Chief Financial Officer, Secretary and Director	2011 2010	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Henrik DahlerupChief Operating Officer and Director	2011 2010	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a

Narrative Disclosure to Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Garry Wong	-	-	-	-	-	-	-	-	-
Kristian Schiorring	-	-	-	-	-	-	-	-	-
Henrik Dahlerup	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 92,466,667 shares of common stock issued and outstanding on March 16, 2011.

Name and address of beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock

Officer and Directors

Kristian Schiorring Christiansvej 31 2920 Charlottenlund DENMARK	25,428,334	27.5%
Henrik Dahlerup Willemoesgade 39 2100 Copenhagen O DENMARK	25,428,333	27.5%
Total Officers and Directors(2 persons)	50,855,667	55.0%

5% shareholders None

There are no arrangements known to us, the operation of which may, at a subsequent date, result in a change in control.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 28, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On January 25, 2011, we entered into an Asset Purchase Agreement with Kristian Schiørring and Henrik Dahlerup to acquire certain intellectual property related to line of fire extinguishing and prevention products that are based on environment friendly and biological formulations.  In consideration for the newly acquired assets, we issued 19,000,000 shares of our common stock to each of Messrs. Schiørring and Dahlerup.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$12,500	$0	$0	$0
2010	$7,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated January 25, 2011(1)
3.1	Articles of Incorporation, as amended(2)
3.2	Bylaws, as amended(2)
3.3	Articles of Merger(1)
10.1	Settlement Agreement, dated August 4, 2010(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.
[2]	Incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 2008.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioflamex Corporation

By:	/s/ Kristian Schiorring
Kristian Schiorring President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
May 16, 2011

            In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kristian Schiorring
Kristian Schiorring President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
May 16, 2011

By:	/s/ Henrik Dahlerup
Henrik Dahlerup Chief Operating Officer and Director
May 16, 2011