Form 10-Q
period 2011-05-31
Bioflamex Corp
filed 2011-07-18
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-53712

Bioflamex Corporation

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Christiansvej 31, 2920 Charlottenlund, Denmark
(Address of principal executive offices)

646-233-1310
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,800,001 common shares as of July 18, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2011 and 2010 and period from August 25, 2004 (Inception) to May 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from August 25, 2004 (Inception) to May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2011 and 2010 and period from August 25, 2004 (Inception) to May 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2011	February 28, 2011 (audited)
ASSETS
Current assets
Cash and cash equivalents	$7,746	$59
Prepaid expenses	10,000	10,000
Total Current Assets	17,746	10,059

Intangible Assets – Note 3	1,191,000	1,191,000
Total Assets	$1,208,746	$1,201,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$407	$8,340
Total Current Liabilities	407	8,340

Convertible Debt ( Note 4)	60,500	60,500
Total Liabilities	60,907	68,840

Stockholders’ Equity
Common stock, par value $0.001, 200,000,000 shares authorized, 92,800,001 shares issued and outstanding (February 28, 2011- 92,466,667 shares issued and outstanding)	9,280	9,247
Additional paid-in capital	1,307,520	1,257,553
Deficit accumulated during the development stage	(168,961)	(134,581)
Total Stockholders’ Equity	1,147,839	1,132,219

Total Liabilities and Stockholders' Equity	$1,208,746	$1,201,059

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	Period from August 25, 2004 (Inception) To May 31, 2011

REVENUES – Note 3	$-	$-	$-

OPERATING EXPENSES
Bank charges	59	21	862
Mineral property costs	—	—	16,500
Office expenses	4,084		5,940
Professional fees	29,188	10,720	122,450
Transfer agent and filing fees	1,049	3,660	23,209
TOTAL OPERATING EXPENSES	34,380	14,401	168,961

NET LOSS	$(34,380)	$(14,401)	$(168,961)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	92,800,001	130,110,000

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)
August 25, 2004	—	$—	$—	$—	$—

October 11, 2004 – Issued for cash at $.001	6,300,000	630	5,670	—	6,300
October 25, 2004 – Issued for cash at $.01	1,050,000	105	10,395		10,500
January 5, 2005 – Issued for cash at $.05	260,000	26	12,974	—	13,000

Net loss	—	—	—	(3,729)	(3,729)

Balance, February 28, 2005	7,610,000	761	29,039	(3,729)	26,071

Net loss	—	—	—	(11,824)	(11,824)

Balance, February 28, 2006	7,610,000	761	29,039	(15,553)	14,247
Net loss	—	—	—	(2,598)	(2,598)

Balance, February 28, 2007	7,610,000	761	29,039	(18,151)	11,649
Net loss	—	—	—	(11,925)	(11,925)

Balance, February 28, 2008	7,610,000	761	29,039	(30,076)	(276)
June 24, 2008 – Issued for cash at $.001	32,500,000	3,250	29,250	—	32,500
June 24, 2008 – Issued for cash at $.0001	85,000,000	8,500	—		8,500
October 24, 2008 – Issued for cash at $.001	5,000,000	500	4,500	—	5,000

Net loss	—	—	—	(46,687)	(46,687)

Balance, February 28, 2009	130,110,000	13,011	62,789	(76,763)	(963)
Net loss	—	—	—	(12,441)	(12,441)

Balance, February 28, 2010	130,110,000	13,011	62,789	(89,204)	(13,404)
January 25, 2011– Issued for assets at $0.0313 per share	38,000,000	3,800	1,187,200	—	1,191,000
January 25, 2011– Returned to treasury and canceled	(75,643,333)	(7,564)	7,564	—	—
Net loss				(45,377)	(45,377)
Balance, February 28, 2011	92,466,667	9,247	1,257,553	(134,581)	1,132,219
April 26, 2011 – Issued for cash at $.15	333,334	33	49,967	—	50,000
Net loss				(34,380)	(34,380)

Balance, May 31, 2011	92,800,001	$9,280	$1,307,520	$(168,961)	$1,147,839

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	Period from August 25, 2004 (Inception) to May 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(34,380)	$(14,402)	$(168,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mineral properties		—	16,500
Changes in Operating Assets and Liabilities:	—	—
(Increase) in prepaid expenses	—	—	(10,000)
Increase (decrease) in accounts payable & accrued expenses	(7,933)	7,880	407
Cash flows used in operating activities	(42,313)	(6,522)	(162,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property costs	—	—	(16,500)
Cash flows used in investing activities	—	—	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer’s loan	—	7,500	18,6691
Repayment of officer’s loan	—	—	(18,669)
Convertible loan proceeds	—	—	60,500
Common shares issued for cash	50,000	—	125,800
Cash flows provided by financing activities	50,000	7,500	186,300

NET INCREASE (DECREASE) IN CASH	7,687	978	7,746
Cash, beginning of the period	59	96	—
Cash , end of the period	$7,746	$1,074	$7,746

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for intellectual property	$—		$1,191,000

The accompanying notes are an integral part of these financial statements

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Bioflamex Corp. ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2011.

The results of operations for the three months ended May 31, 2011 are not indicative of the results that may be expected for the full year.

The Company was incorporated as Deer Bay Resources Inc. in the State of Nevada, United States of America on August 25, 2004. The Company’s fiscal year end is February 28, 2011.

The Company’s principal business up to January 25, 2011 was the acquisition and exploration of mineral resources. On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share. We have not produced any revenues from the Company’s newly acquired assets or commenced significant business operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board ( FASB) issued Accounting Standards Codification (ASC) topic 915.

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of May 31, 2011.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Long –lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to:significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will be more likely than not be sold or disposed significantly before the end of its estimated useful life.

Loss Per Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Foreign currency transactions

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

NOTE 3 – INTANGIBLE ASSETS

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on enviroment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share, totalling $ 1,190,000 to two individuals who became the entire Board of Directors and the two senior officers of the Company. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. The entire purchase price was allocated to the intangible asset category of Patents and Trademarks.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 4 – CONVERTIBLE DEBT

The Company received $ 60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $ 0.01 of debt for each share issued. The maturity date of this convertible debenture is December 13, 2010. The debenture does not carry any rate of interest and is unsecured.

NOTE 5 –COMMON STOCK

On April 26, 2011, the Company issued 333,334 shares of common stock for cash proceeds of $ 50,000.

At May 31, 2011, there were no outstanding stock options or warrants.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following:

	May 31, 2011	May 31, 2010
Refundable Federal income tax attributable to:
Current operations	$8,600	$4,900
Less:valuation allowance	(8,600)	(4,900)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$57,425
Less: valuation allowance	(57,425)
Net deferred tax asset	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are in the business of developing, producing, and marketing high performance fire extinguishing and prevention products that are based on environment friendly and biological formulations. We intend to build a leading position within the niche of environmentally friendly fire fighting and prevention solutions in the United States and internationally, both through organic growth and the acquisition of complementary companies and patents. We believe the time is right for our products. The general emphasis on environmental protection and the increased focus on health hazards in chemicals used in conventional fire fighting products paves the way for the substitution of chemical-based fire combatant products with “greener,” non-harmful products.

Fire extinguishers available on the market today mainly use dry chemical powder, chemical foam, CO2 or halon type of gaseous media as bases. These products in general will extinguish fires with varying efficacy, but most also contain chemical substances that harm the environment or compose a hazard to people. In addition, they can be messy and damage metals (corrosion), increasing the collateral damage. Our products offer water-based clean alternatives which are completely harmless to humans and the environment, and are non-toxic. Combined with their exceptional extinguishing characteristics, we believe these products point to the future of professional and personal fire fighting. In conventional forest fire fighting, the primary media is water which offers good extinguishing power, but has some drawbacks: it must be used in large quantities; it evaporates relatively quickly; and has a short lifespan in hot environments. Chemical AFFF foams and agents are often used to enhance the fire extinguishing or retardant capabilities, but these chemicals affect the environment and leave long-lasting toxic residue. The toxins found in foams accumulate in the food-chain and are detectable in human organs. We believe our products will have no such negative effect upon life.

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

Results of operations for the three months ended May 31, 2011 and 2010, and for the period from Inception (August 25, 2004) to May 31, 2011

We have not earned any revenues since our inception on August 25, 2004. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $34,380 for the three months ended May 31, 2011, compared with operating expenses of $14,401 for the three months ended May 31, 2010. The increase is mainly attributable to professional fees and office expenses.

We incurred operating expenses in the amount of $168,961for the period from August 25, 2004 (Inception) to May 31, 2011.

We incurred a net loss in the amount of $34,380 for the three months ended May 31, 2011, as compared with a net loss in the amount of $14,401 for the three months ended May 31, 2010. We incurred a net loss in the amount of $168,961 for the period from August 25, 2004 (Inception) to May 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $17,746. Our total current liabilities as of May 31, 2011 were $407. As a result, we had working capital of $17,339 as of May 31, 2011.

Operating activities used $42,313 in cash for the three months ended March 31, 2011. Our net loss of $34,380 and a decrease in accounts payable and accrued expenses of $7,933 were the contributing factors to our negative operating cash flow. Investing activities used $0 for the three months ended March 31, 2011. Financing activities for the three months ended March 31, 2011 generated $50,000 as a result of the issuance of our common stock.

We will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. During the current reporting period, we raised $50,000 in a private placement to an accredited investor. Notwithstanding, as of May 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not begun to generate significant revenues, and have incurred a significant operating loss as of May 31, 2011.

We are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for us to continue as a going concern.

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

Our accounting policies are set forth in Note 2 to the financial statements. Management does not believe that our accounting policies are critical enough to mention in the body of this quarterly report on Form 10-Q.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioflamex Corporation

Date:	July 18, 2011
By:	/s/ Kristian Schiorring
Kristian Schiorring
Title:	Chief Executive Officer and Director

