Form 10-Q
period 2011-08-31
Bioflamex Corp
filed 2011-10-12
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,800,001 common shares as of August 31, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2011 and 2010 and period from August 25, 2004 (Inception) to August 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and period from August 25, 2004 (Inception) to August 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2011	February 28, 2011
ASSETS		audited
Current assets
Cash and cash equivalents	$96	$59
Prepaid expenses	10,000	10,000
Total Current Assets	10,096	10,059

Intangible assets – Note 4	1,191,000	1,191,000
Total Assets	$1,201,096	$1,201,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$9,505	$8,340
Accrued expenses-related party	368	—
Total Current Liabilities	9,873	8,340

Convertible debt (Note 5)	60,500	60,500
Total Liabilities	70,373	68,840

Stockholders’ Equity
Common stock, par value $0.001, 200,000,000 shares authorized, 92,800,001 and 92,466,667 shares issued at August 31, 2011 and February 28, 2011, respectively	9,280	9,247
Additional paid-in capital	1,307,520	1,257,553
Deficit accumulated during the development stage	(186,077)	(134,581)
Total Stockholders’ Equity	1,130,723	1,132,219

Total Liabilities and Stockholders' Equity	$1,201,096	$1,201,059

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	Period from August 24, 2004 (Inception) To August 31, 2011

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Bank charges	154	24	213	45	1,016
Consulting fees	3,979	—	3,979	—	3,979
Mineral property costs	—	500	—	500	16,500
Office expense	5,895	—	9,939	—	11,795
Professional fees	7,090	4,500	36,276	15,220	129,538
Transfer agent fees	—	6,500	1,049	4,310	23,209
TOTAL OPERATING EXPENSES	17,076	11,524	51,456	20,075	186,037

NET LOSS	$(17,076)	$(11,524)	$(51,456)	$(20,075)	$(186,037)

OTHER INCOME (EXPENSE)
Interest income	2	—	2	—	2
Loss on currency translation	(42)	—	(42)	—	(42)
TOTAL OTHER	(40)	—	(40)	—	(40)
NET LOSS	(17,116)	(11,524)	(51,496)	(20,075)	(186,077)

NET LOSS PER SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	92,800,111	130,110,000	92,699,929	130,110,000

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	Period from August 24, 2004 (Inception) to August 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(51,496)	$(20,075)	$(186,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mineral properties	—	—	16,500
Changes in Operating Assets and Liabilities:	—	—
(Increase) in prepaid expenses	—	—	(10,000)
Increase (decrease) in accounts payable & accrued expenses	1,533	12,483	9,873
Cash flows used in operating activities	(49,963)	(7,592)	(169,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property costs	—	—	(16,500)
Cash flows used in investing activities	—	—	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer’s loan	—	7,500	18,669
Repayment of officer’s loan	—	—	(18,669)
Convertible loan proceeds	—	—	60,500
Common shares issued for cash	50,000	—	125,800
Cash flows provided by financing activities	50,000	7,500	186,300

NET INCREASE (DECREASE) IN CASH	37	(92)	96
Cash, beginning of the period	59	96	—
Cash, end of the period	$96	$4	$96

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for intellectual property	$—	—	$1,191,000

The accompanying notes are an integral part of these financial statements

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Deer Bay Resources Inc. in the State of Nevada, on August 25, 2004. The Company’s principal business up to January 25, 2011 was the acquisition and exploration of mineral resources. On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share. We have not produced any revenues from the Company’s newly acquired assets or commenced significant business operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 915.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 2011, and the results of its operations and cash flows for the three months and six months ended August 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to present an overview of the Company’s financial position that is not misleading. The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 25, 2011 and filed with the Commission on May 18, 2011.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform the 2010 amounts to 2011 classifications for comparative purposes.

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

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." A basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. As of August 31, 2011, potential common shares that have been excluded from the computation of diluted net loss per share include $60,500 of debt convertible into 6,050,000 shares of the Company’s common stock.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party) over the life of the debt using the effective interest method.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, when the Company begins to generate revenue, it will recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between U.S. GAAP and IFRS. Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material impact on the Company’s financial condition, results of operations or its liquidity.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. Management intends to use borrowings and security sales to mitigate the effects of the Company’s cash position, however, no assurance can be given that debt or equity financing, if required, will be available. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – INTANGIBLE ASSETS

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share, totalling $ 1,190,000 to two individuals who became the entire Board of Directors and the two senior officers of the Company. The Company followed Staff Accounting Bulletin (“SAB”) Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. The entire purchase price was allocated to the intangible asset category of patents and trademarks.

NOTE 5 – CONVERTIBLE DEBENTURE

On December 13, 2010, the Company received $60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $ 0.01 of debt for each share issued and matures on December 13, 2012. The debenture is redeemable by the Company at any time until maturity subject to the holders’ right of conversion, at rate equal to 120% of the face value or $72,600.

NOTE 6 – RELATED PARTY TRANSACTIONS

Periodically the Company’s officers advance payment for Company expenditures and receive subsequent reimbursement. During the three months ended August 31, 2011, the officers advanced at total of $3,296 and were repaid $2,928. As of August 31, 2011, the amounts owed to the officers totalled $368.

NOTE 7 – COMMON STOCK

From August 24, 2004 (inception), the Company issued 43,800,000 shares of its restricted common stock at a price of $0.001 per share and total cash proceeds of $43,800.

On October 25, 2004, the Company issued 1,050,000 shares of its restricted common stock at a price of $0.01 per share and total cash proceeds of $10,500.

On January 5, 2005, the Company issued 260,000 shares of its restricted common stock at a price of $0.05 per share and total cash proceeds of $13,000.

On June 24, 2008, the Company issued 85,000,000 shares of its restricted common stock at a price of $0.0001 per share and total cash proceeds of $8,500.

On January 25, 2011, the Company issued 38,000,000 shares of its restricted common stock at a price of $0.313 per share or $1,191,111, pursuant to an asset purchase agreement dated January 25, 2011. (See Note 4)

On January 25, 2011, in connection with the aforementioned Asset Purchase Agreement, the Company’s former director and chief executive officer returned 75,643,333 shares of common stock for cancellation. The Company recorded a reduction in additional paid in capital of $7,564 representing the par value of the cancelled shares.

On April 26, 2011, the Company issued 333,334 shares of its restricted common stock at a price of $0.15 per share and total cash proceeds of $50,000.

As of August 31, 2011, there were no outstanding stock options or warrants.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Results of operations for the three and six months ended August 31, 2011 and 2010, and for the period from Inception (August 25, 2004) to August 31, 2011

We have not earned any revenues since our inception on August 25, 2004. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $17,076 for the three months ended August 31, 2011, compared with operating expenses of $11,524 for the three months ended August 31, 2010. We incurred operating expenses in the amount of $51,456 for the six months ended August 31, 2011, compared with operating expenses of $20,075 for the six months ended August 31, 2010. In all cases, the increase is mainly attributable to professional fees and office expenses.

We incurred operating expenses in the amount of $186,037 for the period from August 25, 2004 (Inception) to August 31, 2011.

We incurred a net loss in the amount of $17,116 for the three months ended August 31, 2011, as compared with a net loss in the amount of $11,524 for the three months ended August 31, 2010. We incurred a net loss in the amount of $51,496 for the six months ended August 31, 2011, as compared with a net loss in the amount of $20,075 for the six months ended August 31, 2010. We incurred a net loss in the amount of $186,077 for the period from August 25, 2004 (Inception) to August 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $10,096. Our total current liabilities as of August 31, 2011 were $9,873. As a result, we had working capital of $223 as of August 31, 2011.

Operating activities used $49,963 in cash for the six months ended August 31, 2011. Our net loss of $51,496 offset by an increase in accounts payable and accrued expenses of $1,533 were the contributing factors to our negative operating cash flow. Investing activities used no cash for the six months ended August 31, 2011. Financing activities for the six months ended August 31, 2011 generated $50,000 as a result of the issuance of our common stock.

We will require a cash injection of $2,000,000 to begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. In April of 2011, we raised $50,000 in a private placement to an accredited investor. Notwithstanding, as of August 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not begun to generate significant revenues, and have incurred a significant operating loss as of August 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Bioflamex Corporation

Date:	October 12, 2011
By:	/s/ Kristian Schiorring
Kristian Schiorring
Title:	Chief Executive Officer and Director

