Form 10-Q
period 2011-11-30
Bioflamex Corp
filed 2012-01-13
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,000,001 common shares as of November 30, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheet as of November 30, 2011 and February 28, 2011 (unaudited)
F-2	Condensed Statements of Operations for the three and nine months ended November 30, 2011 and 2010 and period from August 25, 2004 (Inception) to November 30, 2011 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and period from August 25, 2004 (Inception) to November 30, 2011 (unaudited)
F-4	Notes to the Condensed Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2011	2011
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$276	$59
Prepaid expenses	10,000	10,000
Total current assets	10,276	10,059

Other assets:
Intangible assets	1,191,000	1,191,000
Total other assets	1,191,000	1,191,000

Total assets	$1,201,276	$1,201,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,388	$8,340
Accrued expenses - related party	5,260	—
Accrued interest	5,374	—
Note payable - related party	4,034	—
Convertible debenture	60,500	60,500
Total current liabilities	89,556	68,840

Stockholders’ equity
Common stock, par value $0.001, 200,000,000 shares authorized, 93,000,001 and 92,466,667 shares outstanding as of November 30, 2011 and February 28, 2011, respectively	9,300	9,247
Additional paid-in capital	1,337,500	1,257,553
Deficit accumulated during the development stage	(235,080)	(134,581)
Total stockholders’ equity	1,111,720	1,132,219

Total liabilities and stockholders’ equity	$1,201,276	$1,132,219

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

					Period from
	The Three Months Ended		The Nine Months Ended		August 25, 2004
	November 30,		November 30,		To November 30,
	2011	2010	2011	2010	2011

REVENUES – Note 3	$—	$—	$—	$—	$—

OPERATING EXPENSES
Bank charges	49	18	262	63	1,065
Consulting fees	—	—	3,979	—	3,979
Mineral property costs	—	—	—	500	16,500
Office expenses	6,852	—	16,791	—	18,649
Professional fees	6,904	14,750	43,180	29,970	136,442
Transfer agent and filing fees	—	825	1,049	5,135	23,209
Stock based compensation	30,000	—	30,000	—	30,000
TOTAL OPERATING EXPENSES	43,805	15,593	95,261	35,668	219,844
Interest expense	(5,374)	—	(5,372)	—	(5,372)
Gain (loss) on currency adjustment	178	—	136	—	136

NET LOSS	$(49,001)	$(15,593)	$(100,497)	$(35,668)	$(235,080)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	92,866,045	130,110,000	92,755,099	130,110,000

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

				August 25, 2004
	The Nine Months Ended			(Inception) to
	November 30,			November 30,
	2011	2010		2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(100,497)		$(35,668)	$(235,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mineral properties	—		—	16,500
Stock based compensation	30,000		—	30,000
Changes in Operating Assets and Liabilities:	—		—	—
(Increase) in prepaid expenses	—		—	(10,000)
Increase (decrease) in accounts payable & accrued expenses	16,680		27,383	25,022
Cash flows used in operating activities	(53,817)		(8,285)	(173,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property costs	—		—	(16,500)
Cash flows used in investing activities	—		—	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – Related party	4,034		8,189	22,703
Payments on notes payable – Related party	—		—	(18,669)
Proceeds from convertible debenture	—		—	60,500
Common shares issued for cash	50,000		—	125,800
Cash flows provided by financing activities	54,034		8,189	190,334

NET INCREASE (DECREASE) IN CASH	217		(96)	276
Cash, beginning of the period	59		96	—
Cash, end of the period	$276		$—	$276

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—		$—	$—
Income taxes paid	$—		$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for intellectual property	$—	$		$1,191,000
Stock based compensation	$30,000	$		$30,000

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The results of operations for the nine months ended November 30, 2011 are not indicative of the results that may be expected for the full year.

The Company was incorporated as Deer Bay Resources Inc. in the State of Nevada, United States of America on August 25, 2004. The Company’s fiscal year end is February 28, 2012.

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

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of November 30, 2011.

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

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long –lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will be more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 – INTANGIBLE ASSETS

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share, totalling $ 1,191,000 to two individuals who became the entire Board of Directors and the two senior officers of the Company. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. The entire purchase price was allocated to the intangible asset category of Patents and Trademarks.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOAN PAYABLE – Related Party

On October 1, 2011, the Company entered into a promissory note with an officer and shareholder of the Company in the amount of $4,034. The note bears interest at a rate of 15% per annum, is unsecured, callable at the option of the holder, and matures no later than December 31, 2012. At November 30, 2011, the principal balance due was $4,034 and accrued interest totaled $101.

NOTE 5 – CONVERTIBLE DEBT

On December 13, 2010, the Company entered into a Convertible Debenture and Subscription Agreement in the amount of $60,500. The debenture is convertible at a rate of $0.01 at the option of the holder for a period of two years. In the event of acceleration or conversion on default, the holder may at its discretion declare the amount outstanding to be immediately due and payable in an amount equal to 120% of the outstanding loan amount payable in cash or shares of the Company’s common stock.

NOTE 6 –COMMON STOCK

On April 26, 2011, the Company issued 333,334 shares of its restricted common stock for cash proceeds of $ 50,000.

During the period ended November 30, 2011, the Company issued 200,000 shares of its common stock for services provided to the Company. The fair value of the shares issued was $30,000 and has been recorded as compensation expense.

At November 30, 2011, there were no outstanding stock options or warrants.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to November 30, the Company issued a convertible promissory note in the amount of $ 11,000. The Convertible Promissory Note (the "Convertible Note") bears interest at a rate of 6% per annum is unsecured and due on demand.

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

Results of operations for the three and nine months ended November 30, 2011 and 2010, and for the period from Inception (August 25, 2004) to November 30, 2011

We have not earned any revenues since our inception on August 25, 2004. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $43,805 for the three months ended November 30, 2011, compared with operating expenses of $15,593 for the three months ended November 30, 2010. Our operating expenses were mainly for stock based compensation, office and professional fees for the three months ended November 30, 2011, compared with mineral property costs associated with a prior business for the three months ended November 30, 2010.

We incurred operating expenses in the amount of $95,261 for the nine months ended November 30, 2011, compared with operating expenses of $35,668 for the nine months ended November 30, 2010. The increase in operating expenses for the nine months ended November 30, 2011 compared to the same period ended November 31, 2010 is mainly attributable to stock based compensation of $30,000 an increase in professional fees of $13,210, office expense of $16,791 and consulting fees of $3,979.

We incurred operating expenses in the amount of $219,844 for the period from August 25, 2004 (Inception) to November 30, 2011.

We incurred a net loss in the amount of $49,001 for the three months ended November 30, 2011, as compared with a net loss in the amount of $15,593 for the three months ended November 30, 2010. We incurred a net loss in the amount of $100,497 for the nine months ended November 30, 2011, as compared with a net loss in the amount of $35,668 for the nine months ended November 30, 2010. We incurred a net loss in the amount of $235,080 for the period from August 25, 2004 (Inception) to November 30, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $10,276. Our total current liabilities as of November 30, 2011 were $89,556. As a result, we had a working capital deficit of $79,280 as of November 30, 2011.

Operating activities used $53,817 in cash for the nine months ended November 30, 2011. Our net loss of $100,497 offset by stock based compensation of $30,000 and an increase in accounts payable and accrued expenses of $16,680 were the contributing factors to our negative operating cash flow. Investing activities used no cash for the nine months ended November 30, 2011. Financing activities for the nine months ended November 30, 2011 generated $54,034 as a result of the issuance of our common stock in the amount of $50,000 and proceeds from a loan from our officer and director in the amount of $4,034.

We will require a cash injection of $2,000,000 to begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. In April of 2011, we raised $50,000 in a private placement to an accredited investor. Notwithstanding, as of November 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not begun to generate significant revenues, and have incurred a significant operating loss as of November 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bioflamex Corporation

Date:	January 13, 2012

By:	/s/ Kristian Schiorring
Kristian Schiorring
Title:	Chief Executive Officer and Director

