Form 10-K
period 2012-02-29
Bioflamex Corp
filed 2012-06-13
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-53712

Bioflamex Corporation
(Exact name of registrant as specified in its charter)
Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Christiansvej 28, 2920 Charlottenlund, Denmark	________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 646-233-1310
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,250,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 150,550,121 as of March 24, 2012.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	29
2

PART I

Item 1. Business

Business Overview

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

For this strategy to become a viable one, we have collaborated with Indonesian corporation Hartindo Industries. We are a preferred partner of Hartindo Industries, with Hartindo Saudi as its principal supply partner for logistical reasons. Hartindo Industries and its founder have developed an unparalleled line of biological extinguishing and retardant formulations, which we have utilized as a basis for our proprietary application innovations. We have also acted as an exclusive partner in the sales and marketing of the biological bulk product line of Hartindo Industries.

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

Our primary focus for 2012 and 2013 is the production and market penetration of our proprietary Bioflamex aerosol extinguishers intended for everyday consumers. We are now preparing the first production batches. The collaboration agreement with our key partner and supplier of core raw materials (biological fire extinguishing/retardant media), Hartindo Saudi, has been drafted but not yet finalized. We also have a draft agreement, not yet finalized, with our aerosol production partner, Dansoll A/S. The collaboration agreement with our key partner and supplier of core raw materials (biological fire extinguishing/retardant media), Hartindo Saudi, has been drafted. We also have an agreement in place with our aerosol production partner, Dansoll A/S. We have acquired the core raw materials needed for production.

Parallel to this, we have commenced the closing of key distribution agreements and we are focused on the sales and marketing of our aerosol products to consumer and business segments. We intend to submit UL and DIN certifications for our products during June-August 2012. These certifications will enable us to effectuate sales and deliveries to key clients and partners in the U.S., Europe and selected Asian markets.

We have submitted a patent application for our Bioflamex aerosols in January 2011 to ensure the security of our intellectual property rights and enhance the market response to our product propositions. We expect to have more information on the patent process during Q3 2012. We plan to build a solid portfolio of intellectual property within the “clean tech” fire prevention industry.

Due to the death of our key partner in the development and completion of the Sentinel forest fire detection and suppression system, the process of producing a prototype of the system for testing and certification has been delayed, and we are currently exploring alternative partners to build and/or supply the thermal/infrared fire detection units. The most probable partner will be Hartindo Saudi and its parent corporation Hartindo Industries Malaysia. Due to the above we expect to submit the patent application for this product during Q4 2012/Q1 2013.

Our Products

Our main products can be divided into two main product types: fire extinguishers (fight fires once they start) and fire retardants (fight fires before they start). Our product range is set forth in the figure below. The scope of business covered by the product range is diverse and targets professional markets, business to business markets and consumer markets across the globe.

Of the various industry segments, we focus our business on biological fire fighting. The table below depicts the various industry segments, those industry segments we intend to engage in, and the types of extinguishers and retardants we expect to develop in those segments.

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

Extinguishers

Small Scale Extinguishers:

Our Bioflamex aerosol extinguisher is a water-based portable fire extinguishing product that has been designed to put out oil and grease fires. We have dubbed the concept as “the potential Red Bull of the fire fighting industry.” Bioflamex has been developed as a user friendly, efficient and safe supplement to conventional fire fighting means. Anyone can easily use Bioflamex to quickly and efficiently extinguish dangerous and potentially fatal frying oil or cooking fat kitchen fires.

Our Bioflamex aerosol extinguisher has been in development for a considerable period of time, with the assistance of the Copenhagen Fire Department and the aerosol producer Dansoll A/S. Following a series of trials and tests the developers have created the perfect combination of the extinguishing media, the bottle, the nozzle, the propellant and the pressure.

The proprietary extinguishing media used from Hartindo Industries is based on a biological formula that is composed of a mix of water, natural potassium, salt combinations and plant root extracts in combinations with a concentrated foaming agent. The contents are under pressure in the can and the propellant is recycled CO2.

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

Bioflamex comes in 2 different sized bottles:

·	650 ml for home and professional use in conjunction with cooking (kitchens, grill)
·	1000ml for use in boats, cars, camping etc.

In the 650 ml bottles for kitchen use, the product contains a heavy foam concentration which is developed to tackle Class F/K fire types, i.e. frying oils and fats used in conjunction with cooking.

The larger 1000 ml bottle is ideal for more all-round emergency/first response extinguishing use. It contains a smaller amount of foam, and is suited for engine fires in cars/boats and Class A/B fire types, i.e. on dry matter such as textiles, wood etc.

Both versions of our Bioflamex aerosol extinguisher bottles are scheduled to be submitted for UL approval in Q3 2012. We intend to launch the product in the U.S. market during Q3-Q4 2012.

Consequently, the Bioflamex products can be targeted towards both the private consumer market as well as small businesses.

The product highlights are as follows:

·         An easy way to extinguish even deep frying oil fires quickly. One bottle of Bioflamex will extinguish a 365 degrees celcius deep frying oil pan on fire in 2-5 seconds.

·         The same performance applies to an oil fire in an engine, e.g. on a boat or in a car. The bottle is easy to handle and use as it works as a normal aerosol bottle.

·         Security against re-ignition. Bioflamex contains a combination of a fire extinguishing media and PFC-free foam, thus both putting out the fire and preventing re-ignition, by creating a protective layer on the surface of the oil.

·         Less property and material damage. Bioflamex is safe to use and contains no corrosive ingredients, as opposed to certain chemical extinguishing media. This prevents serious damage to metals, e.g. in kitchens and engines.

·         Easy clean-up. Bioflamex can be removed by using ordinary cleaning products and requires no special safety precautions. This also reduces the potential total costs of a fire.

·         An biological solution. Bioflamex contains a biological extinguishing media, based on a combination of natural salts and plant extracts. This reduces the environment impact as 98% of the media is biodegradable within 7 days. The propellant is carbonic acid known from sparkling water.

·         A biological heavy duty foam concentrate that reduces the environmental impact and reinforces the uniqueness of this versatile and effective remedy against kitchen and car fires.

We believe this product is an ideal and vital product for private households, and boat and car owners for the growing United States market. It is the right product to always have handy in the kitchen, in the boat, in the auto camper or in the car.

Large Scale Extinguishers:

Conventional extinguishing products will be based on the current manufactured products by Hartindo Saudi, adjusted to meet EU and U.S. standards. These products provide a viable and sustainable alternative to conventional products in terms of performance, environment and health. They have been tested extensively by professional institutes, and have proven to be radical improvement over extinguishers available on the market today.

Using the same base Hartindo Industries formulations of biological additives and foam, BioflamexCorp will also enter the market for conventional fire-sized extinguishers, i.e. the 2, 3 and 6 liter EN-3 types.

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

Bulk Extinguishers:

The bulk products are suited large-scale extinguishing tasks such as fighting fires on professional equipment and tankers, or forest fire fighting.

The solutions can be tailored to fit various needs of professional fire fighting organizations and large business operations, forest fire fighting and prevention, chemical compounds, oil and gas installations and storage facilities.

The Hartindo extinguisher formulations have proven to be extremely efficient in fighting heavy fuel fires, such as diesel oil, petroleum and jet fuel, especially in combination with systems like IFEX. Since the properties of the product enable the use of less fluids to put out a fire it reduces damage to machines and property.

Through a series of tests, the products demonstrated unparalleled extinguishing power, reducing both the consumption of solution, collateral damage and the burden on the environment. Some examples are as follows:

·	A mock-up aircraft-engine fire was extinguished with only 13 liters of foam in under 120 seconds.
·	A full blaze car fire was extinguished with only 7 liters of foam in under 2 minutes.

These cases show that we can provide users dramatic reductions in direct costs of operations, both in terms of manpower and materials.

The biological ingredients are non-toxic and non-corrosive, posing no threat to human beings. In gaseous form they can even act as direct replacement of Halon and other chemical substances.

We have developed a plan, in collaboration with Hartindo Saudi, to create further interest amongst fire fighting organizations in the Nordic region, in substituting conventional chemical foam types with the biological alternatives we carry. We expect this project to commence Q3 2012 with basic trials in Copenhagen and Malmö, Sweden.

In various formulations, Bioflamex’s bulk extinguishers can be used for:

·	Oil and gas industries (class A, B, C, D and K fires)
·	Professional systems for Fire brigades
·	Wood and forest fires (class A, C)
·	Rubber fires
·	Trains and busses
·	Furniture and textiles
·	Natural gas and oil plants
·	Telecom facilities
·	Industrial machines
·	Shipping

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

We market the industrial retardants under the brand name SAFIRE®. Due to their effectiveness and harmless eco-friendly components, SAFIRE® fire retardants can ensure that a damaging fire becomes a less likely event both at home and in the office.

All SAFIRE® products are based on Hartindo Industries’ 100% biological components, which contain fire inhibiting capabilities. This makes it possible to treat textiles, wood and insulation materials in a safe and environment friendly way. SAFIRE® not only slows down the spread of fire, but in most instances completely prevents ignition.

The active ingredients are mainly composed of salt combinations and extracts. The remaining substance is water, used to ensure that the active ingredients are absorbed in the fibers or mass.

We are working with Hartindo Industries to create proprietary applications that ultimately pave way for patents; experience shows that the retardants need to be contained in readymade/ready to use solutions to end users, and this opens up for a wide spectrum of product development and innovation which we will pursue the coming years.

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

We provide an eco friendly and highly effective solution to promote better forest fire prevention. We work on several levels to develop new methods to enhance fire protection in the high risk areas, and to improve protection of residential/industrial compounds/facilities, in collaboration with our partners.

Our plan is to promote and develop:

  The biological fire retardant AF31 from Hartindo Industries that is effective for up to 2-3 months after application to vegetation, acting as passive “fire barriers” that can protect areas of high risk. It is the intention that forest fire services can utilize the product before fire breaks out, for example covering areas around camping sites. The product is also intended to be used to reinforce safe zones and fire breaks as the event unfolds.
  A residential fire detection and suppression concept where garden facility services companies offer to protect the perimeter of private or business compounds, by spraying the fire retardant onto vegetation around perimeter at relevant intervals.
  A business fire detection and suppression concept where the fire retardant is used in fixed detection and suppression systems, that protect sensitive installations such as mobile antennas located in forest areas, to reduce commercial loss in the event of fires.

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

Patent Applications

We are in the process of submitting patent applications to enhance our intellectual property rights and marketing opportunities.

In general, we operate within the following categories:

-	Fire fighting category – fire extinguishing products
-	Fire prevention category – fire retardant products

Our main products have a base consisting of biological water based solutions, either by itself or in combination with specialized foam types.

We work with a range of key partners for product development and production:

  Hartindo Saudi / Hartindo Industries Indonesia
  Dansoll A/S in Denmark (production of aerosols)
  PL Brandteknik (product development consultancy)
  Prime Solutions in Spain/US (Sentinel fire detection and suppression system)
  Paper Manufacturer TBD (fire protected cardboard boxes)
  Insulation Manufacturer TBD (fire protected wall/roof insulation and panelling)

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

  SAFIRE Forest Fire Break Solution

This is a water based biological solution with active ingredients (appx 60% water and 40% salts, citric compunds, natural polymers/binders) designed to protect live vegetation against ignition. Patent application is planned for the end of 2012/start of 2013, as the detection unit needs further development.

The salts and natural compounds are designed to slow down or prevent ignition of the vegetation. The biological binder has the purpose of ensuring that the retardant stays on vegetation for up to 2 months, and thus enabling the product to be used as a preventive measure around facilities in areas prone to fires.

The purpose of the product is to create or enforce fire breaks, which will slow down or hinder spread of forest fire. The application can be by ordinary tenders (tankers with hoses) airplane or other dispersement systems.

  Fire Protected Cardboard Boxes (with Partner)

This product concept is for implementation into the production process of carton and paper materials. Patent application is not due before the end of 2012 as new partners must be identified.

The water based Hartindo Industries fire retardant is mixed with the paper pulp (replacing water) and thus creating en end product that is fire protected to be used, for instance, with storage boxes.

We anticipate this concept will be completed in collaboration with a manufacturer of carton and paper products.

  Fire Protected Wall and Ceiling Insulation (with Partner)

As above, the main difference being that the retardant will be mixed with a mix of base materials.

Approvals and Certifications

We are in the process of filing for UL approvals and Government Dep’t endorsements (USFA, NFPA, CAL FIRE) for the United States, covering the Bioflamex aerosols and also bulk extinguishers. In addition to this, DIN and TÜV certification of aerosols covering Europe shall be obtained. The timings of these items is Q3 2012.

EN3 certification of standard extinguishers must also be initiated for the EU in collaboration with Hartindo Saudi.

Forest Fire certifications and approvals will be obtained gradually as we target markets; Spain and Cyprus/Greece will be the first focus-markets for the approvals during Q3/Q4 2012.

The following table shows specifically where we are at in the approval and certification process.

Bioflamex	We are in the process of obtaining UL approval for sales in the United States, which takes 3-6 months. We are planning the DIN as well as TÜV, which is a faster process (2-3 months). NFPA (United States) endorsement is also a key to success.
Extinguishing Foam	Must be UL certified in US and EN3 certified for normal extinguishers in EU. Both take 3-6 months.
Forest Retardant	Must be tested and approved by United States (CAL FIRE), Greek, Spanish and Russian Forest Fire Authorities for use in forest fire fighting. Will take 3-6 months, depending on timing for initial demonstrations.
Retardant	Has all required certifications from BS/DIN.

In addition to the above, any number of local and/or regional approvals may be necessary for the markets we aim to penetrate, as is the case in states like California, countries like Russia and the individual CIS countries, and even some countries in EU (France for example).

Product Production

We intend to use a number of partners to develop and manufacture our products. These partners include those that follow in this section. In order to successfully reach our objectives, a number of tests, demonstrations, approvals and certifications are in the process of being completed.

We are in the last stages of exclusive collaboration and production agreements with Hartindo Industries/Hartindo Saudi, Dansoll A/S, Denmark for the development of a range of versatile and multipurpose retardant and extinguishing formulations. We have also been appointed exclusive Agent for EU on the PurifyAir smoke hoods from CY Holdings.

Hartindo Saudi:

The core biological formula has been developed by Hartindo Industries and shall form the basis for the water based biological additives mixed with water.

A key component for our patent-pending Bioflamex aerosol extinguishers is the unique proprietary Hartindo extinguishing media. The Bioflamex extinguishers utilize the exceptional Hartindo AF31 formula and the corresponding Foam Concentrate, to achieve its clean and extremely effective properties.

This sourcing agreement will tie into the partner agreement with our aerosol production partner, currently being drafted, and ensure the optimal conditions for the sale and marketing of the Bioflamex aerosols.

In addition to covering the aerosol extinguishers, the cooperation agreement will also grant us exclusive rights to market the unique Hartindo AF31 bulk products and EN3 type extinguishers in selected EU markets. That will effectively spur growth within sales to the professional sectors, especially forest fire fighting authorities and organizations. The understanding also embodies an expressed wish to jointly develop new projects, to maximize synergies and commercial success for both companies over time.

The collaboration agreement has been drafted at present, and covers the direct transfer of certain WW and regional rights to Bioflamex Corp. We expect this agreement will be formalized and signed during Q2 2012.

Dansoll A/S:

Dansoll manufactures over 3,000,000 aerosols per annum, and can easily expand operations in current location and also abroad. The primary suppliers of cannisters and nozzle system have capacity that supercedes any need in the distant future.

One significant feature of our proprietary and patent-pending Bioflamex aerosol extinguishers is the fact that it utilizes recycled CO2 as propellant.

The exclusive partnership agreement will enable us to benefit from the production partner’s advanced proprietary CO2 aerosol production technology, which -- amongst a number of features -- optimizes production. Using CO2 as propellant will enable us to fill up aerosol bottles with appx. 15% more product compared to conventional aerosols, which should impact positively on material usage and margins on sales.

The partner's production experience and technology play a significant part in enabling us to market our Bioflamex aerosol products at highly competitive end-user prices, and still maintain satisfactory margins on the volume business.

This is currently a draft agreement which will be formalized and signed during Q2 2012.

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

National Fire Departments: Upon completion of formula work, critical testing will be conducted in collaboration with fire departments in the United States (California, Chicago and New York initially and with other states/cities to be added later), Denmark, Spain and Greece during 2012, with close cooperation of Hartindo Saudi and PL Brandteknik.

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

We have initiated negotiations with personal safety solutions company Cardia Europe concerning collaboration on key market segments in Denmark, Sweden, Norway, Finland, Austria, Poland, Germany, UK and the Global maritime market.

Cardia Europe is a dynamic Danish importer and distribution Company which distributes defibrillators, fire extinguishers and related products to the public and private sector.

The key component for the collaboration will be Bioflamex aerosol extinguishers and the PurifyAir Smoke Escape Hoods. The first trial projects will be conducted in Denmark

Consumer / Retail

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

PurifyAir Smoke Escape Hoods

We have been awarded the appointment as exclusive distributor covering the EU for the PurifyAir smoke escape hoods from CY Holdings, China.

The appointment consolidates the collaboration between the companies, and represents an important addition to our product portfolio for international sales.

The PurifyAir smoke escape hoods have been developed by the Head of the fire protection export section of CY Holdings, Mr Robert Coleman. Through his dedication to innovation and quality, PurifyAir smoke escape hoods have become widely recognized and certified. The single-use smoke filters provide unique benefits at very competitive pricing. The filters provide 30-60 minutes of cleaned air and the flame protected hood material ensures face protection against fire.

Being ideal for both residents and corporate employees in multiple-storey buildings, mining personnel, forest fire fighters etc., this agreement will help us to penetrate high interest business segments and supplement our ability to serve multiple needs of our clients.

We expect sales of PurifyAir to compose approximately 10% of total sales within the coming 5 years, amounting to $10 million.

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

Advisory Board

We have an advisory board that consists of a collection of individuals who bring unique knowledge and skills which complement the knowledge and skills of our board members in order to more effectively govern the organization. We currently have 3 members on our advisory board.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our corporate headquarters are located at Christiansvej 28, 2920 Charlottenlund, Denmark. This location is provided by our Chief Executive Officer and Director without cost. We intend to move into another facility as soon as capital permits.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosure

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BFLX.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending February 28, 2012
Quarter Ended	High $	Low $
February 28, 2012	0.36	0.12
November 30, 2011	0.25	0.25
August 31, 2011	0.20	0.20
May 31, 2011	0.20	0.20

Fiscal Year Ending February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	0	0
November 30, 2010	0	0
August 31, 2010	0	0
May 31, 2010	0	0

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

Holders of Our Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of May 24, 2012 we had 150,550,121 shares of common stock outstanding. Our shares are held by approximately 7 shareholders of record, with others held in street name.

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

Recent Sales of Unregistered Securities

On March 28, 2012, we issued 6,000,000 shares to Mr. Kristian Schiørring, our Chief Executive Officer, and 6,000,000 shares to Mr. Henrik Dahlerup, our Chief Operating Officer, as compensation for their services to our company.

On May 21, 2012, we issued 12,000,000 shares to each of Mr. Schiørring and Mr. Dahlerup as compensation for future services to our company.

The above shares were issued pursuant to the exemption from registration found in Regulation S. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Results of Operations for the Years Ended February 29, 2012 and February 28, 2011

We generated no revenue for the period from August 25, 2004 (Date of Inception) until February 29, 2012. Our Operating Expenses were $257,872 for the year ended February 29, 2012, as compared with $45,377 for the year ended February 28, 2011. The increase was the result of consulting fees of $152,979 and compensation expenses of $30,000 for the year ended February 29, 2012, that were not incurred for the year ended February 28, 2011. Our operating expenses were $382,456 for the period from August 25, 2004 (Date of Inception) until February 29, 2012.

We recorded a net loss of $264,581 for the year ended February 29, 2012, as compared with $45,377 for the year ended February 28, 2011, and $399,164 for the period from August 25, 2004 (Date of Inception) until February 29, 2012.

Liquidity and Capital Resources

As of February 29, 2012, we had current assets of $191. We had total assets of $1,191,191 as of February 29, 2012. We had current liabilities of $243,555 and total liabilities of the same as of February 29, 2012. We had a working capital deficit of $243,364 as of February 29, 2012.

Operating activities used $53,902 in cash for the year ended February 29, 2012. Our net loss of $264,581 was the contributing factor to our negative operating cash flow, offset mainly by an increase in accounts payable and accrued expenses of $151,247. Investing activities used $0 for for the year ended February 29, 2012. Financing activities for the year ended February 29, 2012 generated $54,034 as a result of the sale of common shares for proceeds of $50,000 and proceeds from a related party note payable of $4,034.

We will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products.

On May 14, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”), pursuant to which the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of the our common stock, par value $0.01 per share (the “Common Stock”), over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”).

We may draw on the facility from time to time, at our discretion. The maximum amount that we are entitled to put to the Investor in any one draw down notice is up to five million shares (5,000,000) multiplied by the daily volume weighted average price (VWAP) on the day prior to the put date. The purchase price shall be set at ninety-five percent (95%) of the lowest VWAP of the our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. The Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the our common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective Registration Statement (as defined below) to cover the resale of the shares. Upon notice to the Investor, the Company is entitled at any time in its discretion to terminate the Investment Agreement.

The Investment Agreement further provides that we and the Investor are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Investment Agreement or Registration Rights Agreement, or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party’s execution, delivery, performance or enforcement of the Investment Agreement or the Registration Rights Agreement.

Pursuant to the terms of a Registration Rights Agreement dated as of May 14, 2012 between us and the Investor (the “Registration Rights Agreement”), we are obligated to file a registration statement (the “Registration Statement”) within 30 days with the Securities and Exchange Commission (“SEC”) to register the resale by Investor of the shares of Common Stock issued or issuable under the Investment Agreement. We are required to initially register 16,000,000 shares of Common Stock. We are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the filing of the Registration Statement.

As of February 29, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. We have not yet achieved profitable operations and since our inception (August 25, 2004) through February 29, 2012 we have accumulated losses of $399,164 and a working capital deficit of $243,364. Management expects to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We expect to continue to incur substantial losses as we execute our business plan and do not expect to attain profitability in the near future. Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to execute our business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business operation, or if obtained, upon terms favourable to us.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011;
F-3	Statements of Operations for the years ended February 29, 2012 and February 28, 2011, and the period from inception to February 29, 2012;
F-4	Statement of Stockholders’ Equity for period from inception to February 29, 2012;
F-5	Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011, and the period from inception to February 29, 2012;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	February 29, 2012	February 28, 2011
ASSETS
Current assets
Cash and cash equivalents	$191	$59
Prepaid expenses	—	10,000
Total Current Assets	191	10,059

Intangible Assets – Note 4	1,191,000	1,191,000
Total Assets	$1,191,191	$1,201,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$159,589	$8,340
Accrued expenses-related party	12,385	—
Accrued interest	7,047	—
Note payable- related party (Note 5)	4,034	—
Convertible debenture (Note 6)	60,500	60,500
Total Current Liabilities	243,555	68,840

Stockholders’ Equity
Common stock, par value $0.001, 200,000,000 shares authorized, 93,000,001 and 92,466,667 shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	9,300	9,247
Additional paid-in capital	1,337,500	1,257,553
Deficit accumulated during the development stage	(399,164)	(134,581)
Total Stockholders’ Equity	947,636	1,132,219

Total Liabilities and Stockholders' Equity	$1,191,191	$1,201,059

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Years Ended		August 25, 2004
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012

REVENUES – (Note 3)	$—	$—	$—

OPERATING EXPENSES
General and administrative expense	26,714	7,195	51,535
Consulting fees	152,979	—	152,979
Compensation expense	30,000	—	30,000
Professional fees	48,180	37,682	141,442
Mineral property costs	—	500	16,500
TOTAL OPERATING EXPENSES	257,872	45,377	382,456

NET OPERATING LOSS	(257,872)	(45,377)	(392,456)

OTHER INCOME (EXPENSE)
Interest expense, net	(6,787)	—	(6,787)
Interest expense – related party	(258)	—	(258)
Gain (loss) on currency adjustment	337	—	337
TOTAL OTHER INCOME (EXPENSE)	(6,708)	—	(6,708)

NET LOSS	$(264,581)	$(45,377)	$(399,164)

NET LOSS PER SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	92,816,184	126,500,376

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

August 25, 2004	—	$—	$—	$—	$—

Shares issued for cash at $0.001	6,300,000	630	5,670	—	6,300
Shares issued for cash at $0.01	1,050,000	105	10,395	—	10,500
Shares issued for cash at $0.05	260,000	26	12,974	—	13,000
Net loss	—	—	—	(3,729)	(3,729)

Balance, February 28, 2005	7,610,000	761	29,039	(3,729)	26,071

Net loss	—	—	—	(11,824)	(11,824)

Balance, February 28, 2006	7,610,000	761	29,039	(15,553)	14,247
Net loss	—	—	—	(2,598)	(2,598)

Balance, February 28, 2007	7,610,000	761	29,039	(18,151)	11,649
Net loss	—	—	—	(11,925)	(11,925)

Balance, February 28, 2008	7,610,000	761	29,039	(30,076)	(276)

Shares issued for cash at $0.001	37,500,000	3,750	33,750	—	37,500
Shares issued for cash at $0.0001	85,000,000	8,500	—	—	8,500
Net loss	—	—	—	(46,687)	(46,687)

Balance, February 28, 2009	130,110,000	13,011	62,789	(76,763)	(963)
Net loss	—	—	—	(12,441)	(12,441)

Balance, February 28, 2010	130,110,000	13,011	62,789	(89,204)	(13,404)

Shares issued for assets at $0.0313 per share	38,000,000	3,800	1,187,200	—	1,191,000
Returned to treasury and cancelled	(75,643,333)	(7,564)	7,564	—	—
Net loss	—	—	—	(45,379)	(45,379)

Balance, February 28, 2011	92,466,667	9,247	1,257,553	(134,583)	1,132,217
Shares issued for cash at $0.15	333,334	33	49,967	—	50,000
Shares issued for services	200,000	20	29,980	—	30,000
Net loss	—	—	—	(264,581)	(264,581)

Balance, February 29, 2012	93,000,001	$9,300	$1,337,500	$(399,164)	$947,636

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended		August 25, 2004
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(264,581)	$(45,377)	$(399,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	30,000	—	30,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in prepaid expenses	10,000	(10,000)	—
Increase in accounts payable and accrued expenses	151,247	5,340	159,589
Increase in accrued expenses – related party	12,385	—	12,385
Increase in accrued interest	7,047	—	7,047
Cash flows used in operating activities	(53,902)	(50,037)	(190,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	4,034	8,169	22,703
Payment on note payable – related party	—	(18,669)	(18,669)
Proceeds from convertible debenture	—	60,500	60,500
Common shares issued for cash	50,000	—	125,800
Cash flows provided by financing activities	54,034	50,000	190,334

NET INCREASE (DECREASE) IN CASH	132	(37)	191
Cash, beginning of the period	59	96	—
Cash , end of the period	$191	$59	$191

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for intellectual property	$—	$1,191,000	$1,191,000
Shares issued for services	$30,000	$—	$30,000

The accompanying notes are an integral part of these financial statements

BIOFLAMEX CORP.

(formerly known as Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Deer Bay Resources Inc. in the State of Nevada, United States of America on August 25, 2004. The Company’s principal business up to January 25, 2011 was the acquisition and exploration of mineral resources. On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $ 0.013 per share. We have not produced any revenues from the Company’s newly acquired assets or commenced significant business operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (ASC) topic 915.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

Concentration of Credit and Business Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which, may at times, exceed federally-insured limits.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At February 29, 2012 and February 28, 2011 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of February 29, 2012 and February 28, 2011, the Company has not generated any revenue.

Upon the generation of revenue, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

Income Taxes

The Company follows ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of February 29, 2012 and February 28, 2011 due to their short-term nature.

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (continued)

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

For the year ended February 29, 2012 and February 28, 2011, the Company recorded $30,000 and $0, respectively in share-based compensation expense.

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

Recent Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Year-end

The Company has adopted February 28, as its fiscal year end.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (August 25, 2004) through February 29, 2012 the Company had accumulated losses of $399,164 and a working capital deficit of $243,364. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favourable to the Company.

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

NOTE 5 – LOAN PAYABLE, RELATED PARTY

On October 1, 2011, the Company entered into a promissory note with an officer and shareholder of the Company in the amount of $4,034. The note bears interest at a rate of 15% per annum, is unsecured, callable at the option of the holder, and matured December 31, 2012. The note is currently in default. At February 29, 2012, the principal balance owed is $4,034 and accrued interest totaled $258.

NOTE 6 – CONVERTIBLE DEBT

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

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The significant components of deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$234,581	$45,377
Share-based compensation	30,000	—
Total deferred tax assets	264,581	47,966
Deferred tax liabilities:	—	—
Net deferred tax assets	264,581	47,966
Less valuation allowance	(264,581))	(47,966))
Deferred tax asset – net of valuation allowance	$—	$—

The net change in the valuation for 2012 was $216,615

The Company has a net operating loss carryover of approximately $399,164 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the periods ended February 29, 2012 and February 28, 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of August 25, 2004, through current. We are not currently involved in any income tax examinations.

NOTE 8 – FAIR VALUE MEASUREMENT

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENT (CONTINUED)

Level I – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level II – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level III – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of February 29, 2012:

	Level I	Level II	Level III	Fair Value
February 29, 2012
Cash	$191	$—	$—	$191
Intellectual property	—	1,191,000	—	1,191,000
Accounts payable	—	(159,589)	—	(159,589)
Accrued expenses	—	(19,432)	—	(37,457)
Notes payable	—	(64,534)	—	(64,534)
	$191	$929,420	$—	$929,611

NOTE 9 –STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of $0.001 par value common stock. Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock Holders’ are entitled to share rateably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or pre-emptive rights.

2005 Issuances

During the year ended February 28, 2005, the Company issued 6,300,000 shares of its common stock at $0.001 as founders’ shares for total proceeds of $6,300.

During the year ended February 28, 2005, the Company issued 1,050,000 shares of its common stock at $0.01 per share for cash proceeds of $10,500.

During the year ended February 28, 2005, the Company issued 260,000 shares of its common stock at $0.05 per share for cash proceeds of $13,000.

2009 Issuances

During the year ended February 28, 2009, the Company issued 37,500,000 shares of its common stock at $0.001 per share for cash proceeds of $37,500.

During the year ended February 28, 2009, the Company issued 85,000,000 shares of its common stock at $0.0001 per share for cash proceeds of $8,500.

2011 Issuances

During the year ended February 28, 2011, the Company issued 38,000,000 shares of its common stock at $0.0313 per share for the purchase of intellectual property valued at $1,191,000 (Note 4).

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 –STOCKHOLDERS’ EQUITY (CONTINUED)

2011 Issuances

During the year ended February 28, 2011, the Company cancelled 75,643,333 shares of its common stock.

2012 Issuances

During the year ended February 29, 2012, the Company issued 333,334 shares of common stock at $0.15 per share for cash proceeds of $50,000.

During the year ended February 29, 2012, the Company issued 200,000 shares of its common stock for services and recorded compensation expense of $30,000, the fair value of the shares at issuance.

At February 29, 2012 and February 28, 2011, there were no outstanding stock options or warrants.

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 29, 2012 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose in these financial statements, except as noted below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of February 29, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of February 29, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at February 29, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kristian Schiorring	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Henrik Dahlerup	50	Chief Operating Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 29, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kristian Schiorring	1	0	0
Henrik Dahlerup	1	0	0

Code of Ethics

As of February 29, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended February 29, 2012 and February 28, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garry Wong Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Kristian Schiorring Chief President, Executive Officer, Chief Financial Officer, Secretary and Director	2012 2011	0 0	0 0	240,000 0	0 0	0 0	0 0	0 0	240,000 0
Henrik Dahlerup Chief Operating Officer and Director	2012 2011	0 n/a	0 n/a	240,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	240,000 n/a

Narrative Disclosure to Summary Compensation Table

On May 29, 2012, we entered into employment agreements with Kristian Schiørring and Henrik Dahlerup, effective as of March 5, 2012, to serve as executives of our company.

Employment Agreement with Kristian Schiørring

Under the employment agreement with Mr. Schiørring, he will continue to serve as Chief Executive Officer until March 5, 2015, and his employment term will be automatically renewed for another three year period thereafter unless terminated in writing on ninety days notice before the end of the term. During the term of his employment, Mr. Schiørring shall be entitled to receive a base salary of $240,000 per year, a grant of 5,000,000 shares of common stock in 18 months, and discretionary bonuses based on his services as determined by our board of directors. Mr. Schiørring is also eligible to receive reimbursements for expenses, an automobile allowance of $2,000 per month, and the right to participate in benefit plans available to other key executives.

Unless we terminate Mr. Schiørring’ employment for Cause (as defined in the employment agreement) or if Mr. Schiørring voluntarily resigns, Mr. Schiørring will be entitled to receive his base salary, any earned but unpaid bonuses, and benefits for a period of 12 months following termination or the remainder of the term, whichever is greater. If the employment agreement is terminated by us for Cause or if Mr. Schiørring voluntarily resigns, Mr. Schiørring is entitled to receive his base salary, any earned but unpaid bonuses, and benefits through the date of termination.

Employment Agreement with Henrik Dahlerup

Under the employment agreement with Mr. Dahlerup, he will continue to serve as Chief Operating Officer until March 5, 2015, and his employment term will be automatically renewed for another three year period thereafter unless terminated in writing on ninety days notice before the end of the term. During the term of his employment, Mr. Dahlerup shall be entitled to receive a base salary of $240,000 per year, a grant of 5,000,000 shares of common stock in 18 months, and discretionary bonuses based on his services as determined by our board of directors. Mr. Dahlerup is also eligible to receive reimbursements for expenses, an automobile allowance of $2,000 per month, and the right to participate in benefit plans available to other key executives.

Unless we terminate Mr. Dahlerup’s employment for Cause (as defined in the employment agreement) or if Mr. Dahlerup voluntarily resigns, Mr. Dahlerup will be entitled to receive his base salary, any earned but unpaid bonuses, and benefits for a period of 12 months following termination or the remainder of the term, whichever is greater. If the employment agreement is terminated by us for Cause or if Mr. Dahlerup voluntarily resigns, Mr. Dahlerup is entitled to receive his base salary, any earned but unpaid bonuses, and benefits through the date of termination.

Both Mr. Schiørring and Mr. Dahlerup have signed agreements to keep certain information confidential and not compete with or solicit from our company for a period of time.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Garry Wong	-	-	-	-	-	-	-	-	-
Kristian Schiorring	-	-	-	-	-	-	-	-	-
Henrik Dahlerup	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 29, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 150,550,121 shares of common stock issued and outstanding on May 24, 2012.

Name and address of beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock

Officer and Directors

Kristian Schiorring Christiansvej 31 2920 Charlottenlund DENMARK	43,428,334	28.84%
Henrik Dahlerup Willemoesgade 39 2100 Copenhagen O DENMARK	43,428,333	28.84%
Total Officers and Directors(2 persons)	87,856,667	57.69%

5% shareholders
None

There are no arrangements known to us, the operation of which may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since March 1, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$12,500	$0	$0	$0
2011	$12,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated January 25, 2011(1)
3.1	Articles of Incorporation, as amended (2)
3.2	Bylaws, as amended (2)
3.3	Articles of Merger(1)
10.1	Settlement Agreement, dated August 4, 2010(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.
[2]	Incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioflamex Corporation

By:	/s/ Kristian Schiorring
Kristian Schiorring President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kristian Schiorring
Kristian Schiorring President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 13, 2012

By:	/s/ Henrik Dahlerup
Henrik Dahlerup Chief Operating Officer and Director
June 13, 2012

