Form 10-K/A
period 2011-02-28
Bioflamex Corp
filed 2012-07-23
CIK 1368620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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
Yes  [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Unavailable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  92,466,667 as of February 28 , 2011.

EXPLANATORY NOTE

Bioflamex Corporation is filing this Amendment No. 1 to its 10-K for the year ended February 28, 2011 that was originally filed on May 18, 2011. This Amendment No. 1 contains restated financial statements for the year ended February 28, 2011 to properly reflect previously unrecorded liabilities for various consulting agreements which were in effect that aggregate approximately $222,200. These unrecorded liabilities will affect the Company’s expenses for the periods indicated. These consulting agreements were not reported as a result of material weaknesses in internal control over financial reporting. These material weaknesses include: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

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

Holders of Our Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of February 28 , 2011, we had 92,466,667 shares of common stock outstanding. Our shares are held by approximately 37 shareholders of record.

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

Results of Operations for the Years Ended February 28, 2011 and 2010

We generated no revenue for the period from August 25, 2004 (Date of Inception) until February 28, 2011. Our Operating Expenses were $ 267,550 for the year ended February 28, 2011, as compared with $12,441 for the same period ended 2010.   The increase was the result of professional fees of $37,68 3 for the year ended February 28, 2011, as compared with only $10,500 for the same period 2010.  We also incurred consulting fees of $217,375 for the year ended February 28, 2011, with no such expenses for the same period ended 2010. Our operating expenses were $356,754 for the period from August 25, 2004 (Date of Inception) until February 28, 2011.

We recorded a net loss of $ 267,550 for the year ended February 28, 2011, as compared with $12,441 for the same period ended 2010, and $356,754 for the period from August 25, 2004 (Date of Inception) until February 28, 2011.

Liquidity and Capital Resources

As of February 28, 2011, we had current assets of $10,059, represented by $59 in cash and $10,000 in prepaid expenses.  We had total assets of $1,201,059 as of February 28, 2011. We had total liabilities of $ 91,083 as of February 28, 2011.  We had a working capital deficit of $81,024 as of February 28, 2011.

Operating activities used $50,037 in cash for the year ended February 28, 2011. Our net loss of $ 267,550, prepaid expenses of $10,000 and write off of mineral properties of $500 were the contributing factors to our negative operating cash flow, offset mainly by shares issued for consulting services of $200,000 and an increase in accounts payable and accrued liabilities of $ 27,513 . Financing activities for the year ended February 28, 2011 generated $50,000 as a result of convertible loan proceeds of $60,500 and officer loans of $7,500 , offset by the repayment of officer loans in the amount of $18,000 .

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $356,754 as at February 28, 2011 and have working capital of $81,024 as at February 28, 2011. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2011 and 2010;
F-3	Statements of Operations for the years ended February 28, 2011 and 2010, and the period from inception to February 28, 2011;
F-4	Statements of Cash Flows for the years ended February 28, 2011 and 2010, and the period from inception to February 28, 2011;
F-5	Statement of Stockholders’ Equity for period from inception to February 28, 2011;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioflamex Corp.

(formerly Deer-Bay Resources, Inc.)

New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Bioflamex Corp. (Formerly Deer-Bay Resources, Inc.) as of February 28, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2011. Bioflamex Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioflamex Corp. (Deer-Bay Resources, Inc.) as of February 28, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the financial statements have been restated for the correction of an error in connection with the accrual of certain expenses previously omitted.

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

/s/

Weaver Martin & Samyn, LLC

Kansas City, Missouri

May 18, 2011, except as to the restatement discussed in Note 10 to the financial statements which is as of July 20, 2012

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Balance Sheets

	February 28, 2011	February 28, 2010
	(restated)
Assets

Current Assets
Cash	$59	$96
Prepaid expenses	10,000	—

Total Current Assets	10,059	96

Intangible Assets (Note 4)	1,191,000	—

Total Assets	1,201,059	96

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	30,583	3,000
Related party loans (Note 5)	—	10,500

Total Current Liabilities	30,583	13,500

Convertible Debt (Note 6)	60,500	—

Total Liabilities	91,083	13,500

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 9)

Stockholders’ Equity (Deficit)

Capital Stock (Note 7)
Authorized: 200,000,000 common shares with a par value of $0.0001
Issued and outstanding: 92,466,667 and 130,110,000 common shares issued and outstanding, respectively	9,247	13,011

Additional Paid-in-Capital	1,457,453	62,789

Common stock authorized and unissued	100	—
Foreign currency translation	(70)	—
Deficit Accumulated During the Development Stage	(356,754)	(89,204)

Total Stockholders’ Equity (deficit)	1,109,796	(13,404)

Total Liabilities and Stockholders’ Equity (Deficit)	1,201,059	96

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statements of Operations

	Cumulative from August 25, 2004 (Inception) to February 28, 2011	Year Ended February 28, 2011 (restated)	Year Ended February 28, 2010

Revenue	$—	$—	$—

Expenses
Mineral property costs	16,500	500	500
Office expenses	29,617	11,992	80
Professional fees	93,262	37,683	10,500
Consulting fees	217,375	217,375	—

Net Loss	(356,754)	(267,550)	(12,441)

Net Loss per Share – Basic and Diluted		—	—

Weighted Average Number of Common Shares Outstanding		126,588,037	130,110,000

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Cumulative from August 25, 2004 (Inception) to February 28, 2011 (restated)	Year Ended February 28, 2011 (restated)	Year Ended February 28, 2010

Cash Flows from Operating Activities
Net Loss	$(356,754)	$(267,550)	$(12,441)

Adjustment to Reconcile Net Loss to Net Cash:
Write-off of mineral properties	16,000	500	500
Shares issued for consulting services	200,000	200,000	—

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	(10,000)	(10,000)	—
Increase in accounts payable and accrued liabilities	30,513	27,513	3,000

Net Cash used in Operating Activities	(120,241)	(50,037)	(8,941)

Cash Flows to Investing Activities
Mineral property costs	(16,000)	(500)	(500)

Net Cash used in Investing Activities	(16,000)	(500)	(500)

Cash Flows from Financing Activities
Proceeds from officer’s loan	18,669	7,500	9,500
Repayment of officer’s loan	(18,669)	(18,000)	—
Convertible loan proceeds	60,500	60,500	—
Common shares issued for cash	75,800	—	—

Net Cash Provided by Financing Activities	136,300	50,000	9,500

Net Increase (Decrease) in Cash	59	(37)	59

Cash - Beginning of Period	—	96	37

Cash - End of Period	59	59	96

Non-cash Investing and Financing Activities:
Common shares issued for intellectual property	1,191,000	1,191,000	—
Common shares issued for consulting services	200,000	200,000

Supplemental Cash Flow Information:

Cash paid for:
Interest	—	—	—
Taxes	—	—	—

(See Accompanying Notes)

Bioflamex Corporation (formerly known as Deer Bay Resources Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From August 25, 2004 (Inception) to February 28, 2011

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Shares Issued and Unissued	Foreign Currency Translation	Deficit Accumulated During the Exploration Stage	Total

August 25, 2004	—	$—	$—			$—	$—
October 11, 2004 - Issued for cash at $0.001	6,300,000	630	5,670			—	6,300

October 25, 2004 - Issued for cash at $0.01	1,050,000	105	10,395			—	10,500

January 5, 2005 - Issued for cash at $0.05	260,000	26	12,974			—	13,000

Net loss	—	—	—			(3,729)	(3,729)

Balance, February 28, 2005	7,610,000	761	29,039			(3,729)	26,071

Net loss	—	—	—			(11,824)	(11,824)

Balance, February 28, 2006	7,610,000	761	29,039			(15,553)	14,247

Net loss	—	—	—			(2,598)	(2,598)

Balance, February 28, 2007	7,610,000	761	29,039			(18,151)	11,649

Net loss	—	—	—			(11,925)	(11,925)

Balance, February 29, 2008	7,610,000	761	29,039			(30,076)	(276)

June 24, 2008 - Issued for cash at $0.001	32,500,000	3,250	29,250			—	32,500

June 24, 2008 - Issued for cash at $0.0001	85,000,000	8,500	—			—	8,500

October 24, 2008 - Issued for cash at $0.001	5,000,000	500	4,500				5,000

Net loss	—	—	—			(46,687)	(46,687)

Balance, February 28, 2009	130,110,000	13,011	62,789			(76,763)	(963)

Net loss	—	—	—			(12,441)	(12,441)

Balance, February 28, 2010	130,110,000	13,011	62,789			(89,204)	(13,404)

January 25, 2011 - Issued for assets at $0.0313 per share	38,000,000	3,800	1,187,200			—	1,191,000
Shares authorized for services			199,900	100			200,000
Foreign currency translation					(70)		(70)
January 25, 2011 – Returned to treasury and canceled	(75,643,333)	(7,564)	7,564			—	—
Net loss	—	—	—			(267,550)	(267,550)

Balance, February 28, 2011	92,466,667	9,247	1,457,453	100	(70)	(356,754)	1,109,976

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

The Company will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. The Company has offered, pursuant to a private placement offering (the “Offering”), a minimum of 333,333 shares and maximum of 3,333,334 shares at $0.15 per share to raise a minimum of $50,000 and a maximum of $500,000. On April 26, 2011 the Company received $50,000 pursuant to the Offering. Management is in the process of completing the maximum raise and begin operations; following this an additional $1,500,000 will be raised. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Bioflamex® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

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

On January 28, 2011, the Company authorized 1,000,000 shares pursuant to a consulting agreement, with a deemed value of $0.20 per share. As at February 28, 2011, none of these shares have been issued.

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

The components of the net deferred tax asset at February 28, 2010 and February 29, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	Year Ended February 28, 2011	Year Ended February 28, 2010

Cumulative Net Operating Losses	$267,000	$89,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	—	—

Deferred Tax Asset	90,000	30,000

Valuation Allowance	(90,000)	(30,000)

Net Deferred Tax Asset	—	—

9. Correction of Errors and Restatement

The Company has restated its balance sheet and statement of operations of February 28, 2011 to correct errors in its accounting. Consulting fees of $207,235 and office and miscellaneous expenses of $4,797 were recorded on the statement of operations. The balance sheet has been restated to correct the accounts payable and accrued liabilities of $22,171, common stock-authorized and unissued of $100, additional paid in capital of $199,900 and foreign currency translation adjustment of $70.

	February 28, 2011
	As Originally		As
	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$59	—	$59
Prepaid expenses - other	10,000	—	10,000
Total current assets	10,059	—	10,059
Other assets
Intangible assets:	1,191,000	—	1,191,000
Total assets	1,201,059	—	1,201,059

Current liabilities
Accounts payable and accrued expenses	8,341	22,242	30,583
Convertible note	60,500	—	60,500
Total current liabilities	68,841	22,242	91,083
Stockholders' (Deficit)
Common stock	9,247	—	9,247
Additional paid-in capital	1,257,553	—	1,457,453
Common stock authorized and unissued	—	100	100
Foreign currency translation	—	(70)	(70)
Accumulated deficit	(134,582)	(222,172)	(356,754)
Total stockholders' equity	1,132,218	(222,142)	1,109,976
Total liabilities and stockholders' (deficit)	$1,201,059	(199,900)	$1,201,059

STATEMENT OF OPERATIONS
Revenues	$—	—	$—
Operating Expenses
Consulting fees	—	217,375	217,375
Exploration costs	500	—	500
Office expense	7,195	4,797	11,992
Professional fees	37,683	—	37,683
Total operating expenses	45,378	222,172	267,550
Net (loss)	$(45,378)	(222,172)	$(267,550)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	126,500,365	87,671	126,588,037

10. Subsequent Events

The Company has offered, pursuant to a private placement offering (the “Offering”), a minimum of 333,333 shares and maximum of 3,333,334 shares at $0.15 per share to raise a minimum of $50,000 and a maximum of $500,000. On April 26, 2011 the Company received $50,000 pursuant to the Offering.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 92,466,667 shares of common stock issued and outstanding on February 28 , 2011.

Name and address of beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock

Officer and Directors

Kristian Schiorring Christiansvej 31 2920 Charlottenlund DENMARK	25,428,334	27.2%
Henrik Dahlerup Willemoesgade 39 2100 Copenhagen O DENMARK	25,428,333	27.2%
Total Officers and Directors(2 persons)	50,855,667	55.4%

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
July 23, 2012

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
July 23, 2012

By:	/s/ Henrik Dahlerup
Henrik Dahlerup Chief Operating Officer and Director
July 23, 2012