Form 10-Q/A
period 2011-05-31
Bioflamex Corp
filed 2012-07-25
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

Amendment No. 1

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,466,667 common shares as of May 31, 2011 .

EXPLANATORY NOTE

Bioflamex Corporation is filing this Amendment No. 1 to its 10-Q for the quarter ended May 31, 2011 that was originally filed on July 18, 2011. This Amendment No. 1 contains restated financial statements for the quarter ended May 31, 2011 to properly reflect previously unrecorded liabilities for various consulting agreements which were in effect that aggregate approximately $49,200 and $222,200 at May 31, 2011 and February 28, 2011, respectively. These unrecorded liabilities will affect the Company’s expenses for the period indicated. These consulting agreements were not reported as a result of material weaknesses in internal control over financial reporting. These material weaknesses include: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Condensed Balance Sheet as of May 31, 2011 (restated) and February 28, 2011 (unaudited);
F-2	Condensed Statements of Operations for the three months ended May 31, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to May 31, 2011 (restated) (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended May 31, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to May 31, 2011 (restated) (unaudited);
F-4	Notes to Condensed Financial Statements (restated);

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

4

  BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31, 2011	February 28, 2011
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,746	$59
Prepaid expenses	10,000	10,000
Total current assets	17,746	10,059
Other assets:
Intellectual property (Note 3)	1,191,000	1,191,000
Total assets	$1,208,746	$1,201,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$69,983	$30,583
Convertible note payable	53,528	60,500
Total current liabilities	123,511	91,083
Stockholders’ equity
Common stock; par value $0.0001, 200,000,000 shares authorized, 92,466,667 issued and outstanding at May 31, 2011 and February 28, 2011	9,247	9,247
Additional paid in capital	1,516,345	1,457,453
Common stock authorized and unissued, 1,333,334 and 1,000,000 shares at May 31, 2011 and February 28, 2011, respectively	133	100
Foreign currency translation	(152)	(70)
Deficit accumulated in the development stage	(440,338)	(356,754)
Total stockholders’ equity	1,208,747	1,109,976
Total liabilities and stockholders’ equity	$1,208,747	$1,201,059

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		August 25, 2004
	May 31,		(Inception) to
	2011	2010	May 31, 2011
	(Restated)	(Restated)

Revenue	$—	$—	$—
Operating expenses:
Consulting fees	47,250	—	264,625
Exploration costs	—	—	16,500
General and administrative expenses	5,193	3,681	34,810
Professional fees	29,188	10,720	122,450
Total operating expenses	81,631	14,401	438,385
Net operating loss	(81,631)	(14,401)	(438,385)
Other income (expense):
Interest expense	(1,953)	—	(1,953)
Total other income (expense)	(1,953)	—	(1,953)
Net loss	$(83,584)	$(14,401)	$(440,338)
Net loss per share – basic and fully diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - Basic and fully diluted	93,598,535	130,110,000

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		August 25, 2004
	May 31,		(Inception) to
	2011	2010	May 31, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net operating (loss)	$(83,584)	$(14,401)	$(440,338)
Impairment of mineral rights	—	—	16,500
Amortization of interest	1,953	—	1,953
Shares issued for services	—	—	200,000
Changes in operating assets and liabilities
(Increase) in prepaid expenses	—	—	(10,000)
Increase in accounts payable and accrued	39,318	7,879	69,831
Net cash (used) by operating activities	(42,313)	(6,522)	(162,554)

Cash flows from investing activities:
Investment in mineral rights	—	—	(16,000)
Net cash (used) in investing activities	—	—	(16,000)

Cash flows from financing activities:
Proceeds from notes payable – related party	—	7,500	18,689
Payments on notes payable – related party	—	—	(18,689)
Proceeds from convertible notes payable	—	—	60,500
Proceeds from the sale of common stock	50,000	—	125,800
Net cash provided by financing activities	50,000	7,500	186,300

Net increase in cash	7,687	978	7,746
Cash – beginning	59	96	—
Cash – ending	$7,746	$1,074	$7,746

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash supplemental disclosures:
Shares issued for asset acquisition	$—	$—	$1,191,000
Shares issued for services	$—	$—	$200,000

The accompanying notes are an integral part of these condensed financial statements

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011

(RESTATED)

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Bioflamex Corp. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the restated audited financial statements of the Company for the fiscal year ended February 28, 2011.

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

T he Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

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

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011

(RESTATED)

Long –lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will be more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

F oreign currency transactions

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011

(RESTATED)

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

NOTE 4 – CONVERTIBLE DEBT

The Company received $60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $ 0.01 of debt for each share issued. The maturity date of this convertible debenture is December 13, 2012. The debenture has no stated rate of interest. Interest was imputed at a rate of 8% providing a discount of $8,925 to be amortized over the term of the agreement. As of May 31, 2011, the Company recorded interest expense of $1,953. The principle balance net of discount was $53,528.

NOTE 5 –COMMON STOCK

From August 24, 2011 (inception), the Company issued 43,800,000 shares of its restricted common stock at a price of $0.001 per share and total cash proceeds of $43,800.

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

On January 28, 2011, the Company authorized the issuance of 1,000,000 shares of common stock for services valued at $200,000. As of May 31, 2011, the shares are unissued.

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of May 31, 2011, the shares are unissued.

At May 31, 2011, there were no outstanding stock options or warrants.

NOTE 6 - CORRECTION OF ERRORS AND RESTATEMENT

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the three months ended May 31, 2011 and the year ended February 28, 2011.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011

(RESTATED)

	May 31, 2011			February 28, 2011
	As Originally		As	As Originally		As
	Filed	Corrections	Restated	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$7,746	—	$7,746	$59	—	$59
Prepaid expenses - other	10,000	—	10,000	10,000	—	10,000
Total current assets	17,746	—	17,746	10,059	—	10,059
Other assets
Intangible assets:	1,191,000	—	1,191,000	1,191,000	—	1,191,000
Total assets	$1,208,746	—	$1,208,746	1,201,059	—	1,201,059

Current liabilities
Accounts payable and accrued expenses	408	69,576	69,984	8,341	22,242	30,583
Convertible note	60,500	—	53,528	60,500	—	60,500
Total current liabilities	60,908	69,576	123,512	68,841	22,242	91,083
Stockholders' (Deficit)
Common stock	9,280	(33)	9,247	9,247	—	9,247
Additional paid-in capital	1,307,520	208,825	1,516,345	1,257,553	—	1,457,453
Common stock authorized and unissued	—	100	133	—	100	100
Foreign currency translation	—	(70)	(152)	—	(70)	(70)
Accumulated deficit	(168,961)	(271,377)	(440,338)	(134,582)	(222,172)	(356,754)
Total stockholders' equity	1,147,839	(62,555)	1,085,235	1,132,218	(222,142)	1,109,976
Total liabilities and stockholders' (deficit)	$1,208,747	7,021	$1,208,747	$1,201,059	(199,900)	$1,201,059

STATEMENT OF OPERATIONS
Revenues	$—	—	$—
Operating Expenses
Consulting fees	—	47,250	47,250
Office expense	5,194	—	5,194
Professional fees	29,188	—	29,188
Total operating expenses	34,382	47,250	81,632

Interest expense	—	(1,953)	(1,953)
Net (loss)	$(34,382)	(49,203)	$(83,585)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	92,598,535	1,000,000	93,598,535

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

We incurred operating expenses in the amount of $81,631 for the three months ended May 31, 2011, compared with operating expenses of $14,401 for the three months ended May 31, 2010. The increase is mainly attributable to consulting fees and professional fees.

We incurred operating expenses in the amount of $438,385 for the period from August 25, 2004 (Inception) to May 31, 2011.

We incurred a net loss in the amount of $83,584 for the three months ended May 31, 2011, as compared with a net loss in the amount of $14,401 for the three months ended May 31, 2010. We incurred a net loss in the amount of $440,338 for the period from August 25, 2004 (Inception) to May 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2011, we had total curent assets of $17,746 and total other assets of $1,191,000 . Our total current liabilities as of May 31, 2011 were $123,512 which includes a convertible debt of $53,528 . As a result, we had a working capital deficit of $105,766 as of May 31, 2011.

Operating activities used $42,313 in cash for the three months ended May 31, 2011. Our net loss of $83,584 offset by an increase in amorization of interest of $1,953 and increase in account payable and accured expenses of $39,318 were the contributing factors to our negative operating cash flow. Investing activities used $0 for the three months ended May 31, 2011. Financing activities for the three months ended May 31, 2011 generated $50,000 as a result of the issuance of our common stock.

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
9

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioflamex Corporation

Date:	July 25, 2012

By:	/s/ Kristian Schiorring
Kristian Schiorring
Title:	Chief Executive Officer and Director

