Form 10-Q/A
period 2011-08-31
Bioflamex Corp
filed 2012-07-25
CIK 1368620

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,466,667 common shares as of August 31, 2011.

EXPLANATORY NOTE

Bioflamex Corporation is filing this Amendment No. 1 to its 10-Q for the quarter ended August 31, 2011 that was originally filed on October 12, 2011. This Amendment No. 1 contains restated financial statements for the quarter ended August 31, 2011 to properly reflect previously unrecorded liabilities for various consulting agreements which were in effect that aggregate approximately $247,500 and $222,200 as of August 31, 2011 and February 28, 2011, respectively. These unrecorded liabilities will affect the Company’s expenses for the period indicated. These consulting agreements were not reported as a result of material weaknesses in internal control over financial reporting. These material weaknesses include: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheet as of August 31, 2011 (restated) and February 28, 2011 (restated) (unaudited);
F-2	Condensed Statements of Operations for the three and six months ended August 31, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to August 31, 2011 (restated) (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended August 31, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to August 31, 2011 (restated) (unaudited);
F-4	Notes to Condensed Financial Statements (restated).

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

4

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	August 31, 2011	February 28, 2011
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$96	$59
Prepaid expenses	10,000	10,000
Total current assets	10,096	10,059
Other assets:
Intellectual property (Note 3)	1,191,000	1,191,000
Total assets	$1,201,096	$1,201,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,276	$30,583
Accrued expenses – related party	368	—
Convertible note payable	54,605	60,500
Total current liabilities	181,249	91,083
Stockholders’ equity
Common stock; par value $0.0001, 200,000,000 shares authorized, 92,466,667 issued and outstanding at August 31, 2011 and February 28, 2011	9,247	9,247
Additional paid in capital	1,666,245	1,457,453
Common stock authorized and unissued, 2,333,334 and 1,000,000 shares at August 31, 2011 and February 28, 2011, respectively	233	100
Foreign currency translation	(98)	(70)
Deficit accumulated in the development stage	(655,780)	(356,754)
Total stockholders’ equity	1,019,847	1,109,976
Total liabilities and stockholders’ equity	$1,201,096	$1,201,059

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended		August 25, 2004
	August 31,		August 31,		(Inception) to
	2011	2010	2011	2010	August 31, 2011
	(Restated)				(Restated)

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Consulting fees	201,229	—	248,479	—	465,854
Exploration costs	—	500	—	500	16,500
General and administrative	6,007	6,524	11,201	4,355	40,818
Professional fees	7,088	4,500	36,276	15,220	129,538
Total operating expenses	214,324	11,524	295,956	20,075	652,710
Net operating loss	(214,324)	(11,524)	(295,956)	(20,075)	(652,710)
Other income (expense):
Gain (loss) on foreign currency	(42)	—	(42)	—	(42)
Interest income	2	—	2	—	2
Interest expense	(1,077)	—	(3,030)	—	(3,030)
Total other income (expense)	(1,117)	—	(3,070)	—	(3,070)
Net loss	$(215,441)	$(11,524)	$(299,026)	$(20,075)	$(655,780)
Net loss per share -
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding -Basic and fully diluted	93,975,935	130,110,000	93,787,290	130,110,000

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		August 25, 2004
	August 31,		(Inception) to
	2011	2010	August 31, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net operating (loss)	$(299,026)	$(20,075)	$(655,780)
Impairment of mineral rights	—	—	16,500
Amortization of interest	3,030	—	3,030
Shares issued for services	150,000	—	350,000
Changes in operating assets and liabilities
(Increase) in prepaid expenses	—	—	(10,000)
Increase in accounts payable and accrued expenses	95,665	12,483	126,178
Increase in accrued expenses – related party	368	—	368
Net cash (used) by operating activities	(49,963)	(7,592)	(170,204)

Cash flows from investing activities:
Investment in mineral rights	—	—	(16,000)
Net cash (used) in investing activities	—	—	(16,000)

Cash flows from financing activities:
Proceeds from notes payable – related party	—	7,500	18,689
Payments on notes payable – related party	—	—	(18,689)
Proceeds from convertible notes payable	—	—	60,500
Proceeds from the sale of common stock	50,000	—	125,800
Net cash provided by financing activities	50,000	7,500	186,300

Net increase (decrease) in cash	37	(92)	96
Cash – beginning	59	96	—
Cash – ending	$96	$4	$96

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash supplemental disclosures:
Shares issued for asset acquisition	$—	$—	$1,191,000
Shares issued for services	$150,000	$—	$350,000

The accompanying notes are an integral part of these condensed financial statements

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

The results of operations for the six months ended August 31, 2011 are not indicative of the results that may be expected for the full year.

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

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not begun to generate significant revenues, and has incurred a significant operating loss as of August 31, 2011.

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

AUGUST 31, 2011

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

AUGUST 31, 2011

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

NOTE 4 – CONVERTIBLE DEBT

The Company received $60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $ 0.01 of debt for each share issued. The maturity date of this convertible debenture is December 13, 2012. The debenture has no stated rate of interest. Interest was imputed at a rate of 8% providing a discount of $8,925 to be amortized over the term of the agreement. As of August 31, 2011, the Company recorded interest expense of $3,030. The principle balance net of discount was $54,605.

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

On January 25, 2011, the Company issued 38,000,000 shares of its restricted common stock at a price of $0.313 per share or $1,191,111, pursuant to an asset purchase agreement dated January 25, 2011. (See Note 3)

On January 25, 2011, in connection with the aforementioned Asset Purchase Agreement, the Company’s former director and chief executive officer returned 75,643,333 shares of common stock for cancellation. The Company recorded a reduction in additional paid in capital of $7,564 representing the par value of the cancelled shares.

On January 28, 2011, the Company authorized the issuance of 1,000,000 shares of common stock for to Front Range Consulting for services valued at $200,000. As of August 31, 2011, the shares are unissued.

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of August 31, 2011, the shares are unissued.

On August 15, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $150,000. As of August 31, 2011, the shares are unissued.

At August 31, 2011, there were no outstanding stock options or warrants.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2011

(RESTATED)

NOTE 6 - CORRECTION OF ERRORS AND RESTATEMENT

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the six months ended August 31, 2011 and the year ended February 28, 2011.

	August 31, 2011			February 28, 2011
	As Originally		As	As Originally		As
	Filed	Corrections	Restated	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$96	—	$96	$59	—	$59
Prepaid expenses - other	10,000	—	10,000	10,000	—	10,000
Total current assets	10,096	—	10,096	10,059	—	10,059
Other assets
Intangible assets:	1,191,000	—	1,191,000	1,191,000	—	1,191,000
Total assets	$1,201,096	—	$1,201,096	1,201,059	—	1,201,059

Current liabilities
Accounts payable and accrued expenses	9,505	116,771	126,276	8,341	22,242	30,583
Accrued expenses - related party	368	—	368
Convertible note	60,500	(5,895)	54,605	60,500	—	60,500
Total current liabilities	70,373	110,876	181,249	68,841	22,242	91,083
Stockholders' (Deficit)
Common stock	9,280	(33)	9,247	9,247	—	9,247
Additional paid-in capital	1,307,520	358,725	1,666,245	1,257,553	—	1,457,453
Common stock authorized and unissued	—	233	233	—	100	100
Foreign currency translation	—	(98)	(98)	—	(70)	(70)
Accumulated deficit	(186,077)	(469,703)	(655,780)	(134,582)	(222,172)	(356,754)
Total stockholders' equity	1,130,723	(110,876)	1,019,847	1,132,218	(222,142)	1,109,976
Total liabilities and stockholders' (deficit)	$1,201,096	—	$1,201,096	$1,201,059	(199,900)	$1,201,059

STATEMENT OF OPERATIONS
Revenues	$—	—	$—
Operating Expenses
Consulting fees	3,979	244,500	248,479
Office expense	11,201	—	11,201
Professional fees	36,276	—	36,276
Total operating expenses	51,456	244,500	295,956

Gain (loss) on foreign currency	—	(42)	(42)
Interest income	—	2	2
Interest expense	—	(3,030)	(3,030)
Net (loss)	$(51,456)	(247,530)	$(299,026)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	92,699,929	1,087,361	93,787,290

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

We incurred operating expenses in the amount of $214,324 for the three months ended August 31, 2011, compared with operating expenses of $11,524 for the three months ended August 31, 2010. We incurred operating expenses in the amount of $295,956 for the six months ended August 31, 2011, compared with operating expenses of $20,075 for the six months ended August 31, 2010. In all cases, the increase is mainly attributable to consulting fees and professional fees.

We incurred operating expenses in the amount of $652,710 for the period from August 25, 2004 (Inception) to August 31, 2011.

We incurred a net loss in the amount of $215,441 for the three months ended August 31, 2011, as compared with a net loss in the amount of $11,524 for the three months ended August 31, 2010. We incurred a net loss in the amount of $299,026 for the six months ended August 31, 2011, as compared with a net loss in the amount of $20,075 for the six months ended August 31, 2010. We incurred a net loss in the amount of $655,780 for the period from August 25, 2004 (Inception) to August 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $10,096. Our total current liabilities as of August 31, 2011 were $ 181,249 . As a result, we had a working capital deficit of $171,153 as of August 31, 2011.

Operating activities used $49,963 in cash for the six months ended August 31, 2011. Our net loss of $299,026 offset by an increase in accounts payable, accrued expenses of $95,665 and accured expenses owing to a related party of $368 were the contributing factors to our negative operating cash flow. Investing activities used no cash for the six months ended August 31, 2011. Financing activities for the six months ended August 31, 2011 generated $50,000 as a result of the issuance of our common stock.

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

