Form 10-Q/A
period 2011-11-30
Bioflamex Corp
filed 2012-07-25
CIK 1368620

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,466,667 common shares as of November 30, 2011.

EXPLANATORY NOTE

Bioflamex Corporation is filing this Amendment No. 1 to its 10-Q for the quarter ended November 30, 2011 that was originally filed on January 13, 2012. This Amendment No. 1 contains restated financial statements for the quarter ended November 30, 2011 to properly reflect previously unrecorded liabilities for various consulting agreements which were in effect that aggregate approximately $948,500 and $222,200 as of November 30, 2011 and February 28, 2011 respectively. These unrecorded liabilities will affect the Company’s expenses for the period indicated. These consulting agreements were not reported as a result of material weaknesses in internal control over financial reporting. These material weaknesses include: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheet as of November 30, 2011 (restated) and February 28, 2011 (restated) (unaudited)
F-2	Condensed Statements of Operations for the three and nine months ended November 30, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to November 30, 2011 (restated) (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended November 30, 2011 (restated) and 2010 and period from August 25, 2004 (Inception) to November 30, 2011 (restated) (unaudited)
F-4	Notes to the Condensed Financial Statements (restated)

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

4

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	November 30, 2011	February 28, 2011
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$276	$59
Prepaid expenses	10,000	10,000
Total current assets	10,276	10,059
Other assets:
Intellectual property (Note 3)	1,191,000	1,191,000
Total assets	$1,201,276	$1,201,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,362	$30,583
Accrued expenses – related party	3,494	—
Accrued interest – related party	101	—
Note payable – related party	4.034	—
Convertible note payable	55,705	60,500
Total current liabilities	253,696	91,083
Stockholders’ equity
Common stock; par value $0.0001, 200,000,000 shares authorized, 92,466,667 issued and outstanding at November 30, 2011 and February 28, 2011	9,247	9,247
Additional paid in capital	1,666,245	1,457,453
Common stock authorized and unissued, 6,833,334 and 1,000,000 shares at November 30, 2011 and February 28, 2011, respectively	683	100
Foreign currency translation	1,026	(70)
Deficit accumulated in the development stage	(1,404,171)	(356,754)
Total stockholders’ equity	947,580	1,109,976
Total liabilities and stockholders’ equity	$1,201,276	$1,201,059

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

					August 25, 2004
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011
	(Restated)				(Restated)

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Consulting fees	883,562	—	982,041	—	1,199,416
Exploration costs	—	500	—	500	16,500
General and administrative	6,901	843	18,103	5,198	47,720
Professional fees	6,904	14,750	43,180	29,970	136,442
Total operating expenses	897,367	15,593	1,043,324	35,668	1,400,078
Net operating loss	(897,367)	(15,593)	(1,043,324)	(35,668)	(1,400,078)
Other income (expense):
Gain (loss) on foreign currency	178	—	136	—	136
Interest income	2	—	2	—	2
Interest expense	(1,958)	—	(4,130)	—	(4,130)
Interest expense – related party	(101)	—	(101)	—	(101)
Total other income (expense)	(1,881)	—	(4,093)	—	(4,093)
Net loss	$(899,248)	$(15,593)	$(1,047,417)	$(35,668)	$(1,404,171)
Net loss per share -
Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding - Basic and fully diluted	96,780,331	130,110,000	94,784,970	130,110,000

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended		August 25, 2004
	November 30,		(Inception) to
	2011	2010	November 30, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net operating (loss)	$(1,047,417)	$(35,668)	$(1,404,171)
Impairment of mineral rights	—	—	16,000
Amortization of interest	4,130	—	4,130
Shares issued for services	825,000	—	1,025,000
Changes in operating assets and liabilities
(Increase) in prepaid expenses	—	—	(10,000)
Increase in accounts payable and accrued	160,875	27,383	191,388
Increase in accrued expenses – related party	3,494	—	3,494
Increase in accrued interest – related party	101	—	101
Net cash (used) by operating activities	(53,817)	(8,285)	(174,058)
Cash flows from investing activities:
Investment in mineral rights	—	—	(16,000)
Net cash (used) in investing activities	—	—	(16,000)
Cash flows from financing activities:
Proceeds from notes payable – related party	4,034	8,189	22,723
Payments on notes payable – related party	—	—	(18,689)
Proceeds from convertible notes payable	—	—	60,500
Proceeds from the sale of common stock	50,000	—	125,800
Net cash provided by financing activities	54,034	8,189	190,334
Net increase (decrease) in cash	217	(96)	276
Cash – beginning	59	96	—
Cash – ending	$276	$—	$276
Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash supplemental disclosures:
Shares issued for asset acquisition	$—	$—	$1,191,000
Shares issued for services	$825,000	$—	$1,025,000

The accompanying notes are an integral part of these condensed financial statements.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

NOVEMBER 30, 2011

(RESTATED)

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

NOTE 4 – CONVERTIBLE DEBT

The Company received $60,500 pursuant to a convertible debenture subscription agreement. The loan is convertible into 6,050,000 common shares of the Company at a rate of $ 0.01 of debt for each share issued. The maturity date of this convertible debenture is December 13, 2012. The debenture has no stated rate of interest. Interest was imputed at a rate of 8% providing a discount of $8,925 to be amortized over the term of the agreement. As of November 30, 2011 and 2010, the Company recorded interest expense of $4,130 and $0, respectively. The principle balance net of discount at November 30, 2011 totaled $55,705.

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

NOVEMBER 30, 2011

(RESTATED)

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

On January 28, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $200,000. As of November 30, 2011, the shares are unissued.

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of November 30, 2011, the shares are unissued.

On August 15, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $150,000. As of November 30, 2011, the shares are unissued.

In September 2011, the Company authorized the issuance of 2,000,000 shares of common stock to an individual for advisory services valued at $300,000. As of November 30, 2011 the shares are unissued.

On September 20, 2011, the Company authorized the issuance of 2,500,000 to Front Range Consulting for services valued at $375,000. As of November 30, 2011 the share are unissued.

At November 30, 2011, there were no outstanding stock options or warrants.

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(RESTATED)

NOTE 6 - CORRECTION OF ERRORS AND RESTATEMENT

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the nine months ended November 30, 2011 and the year ended February 28, 2011.

	November 30,			February 28, 2011
	As Originally	Error	As	As Originally	Error	As
	Filed	Corrections	Restated	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$276	—	$7,746	$59	—	$59
Prepaid expenses - other	10,000	—	10,000	10,000	—	10,000
Total current assets	10,276	—	17,746	10,059	—	10,059
Other assets
Intangible assets:	1,191,000	—	1,191,000	1,191,000	—	1,191,000
Total assets	$1,201,276	—	$1,208,746	1,201,059	—	1,201,059

Current liabilities
Accounts payable and accrued expenses	14,388	175,974	190,362	8,341	22,242	30,583
Accrued expenses - related party	5,260	(1,766)	3,494
Accrued interest - related party	5,374	(5,273)	101
Note payable - related party	4,034	—	4,034
Convertible note	60,500	(4,795)	55,705	60,500	—	60,500
Total current liabilities	89,556	164,140	253,696	68,841	22,242	91,083
Stockholders' (Deficit)
Common stock	9,300	(33)	9,247	9,247	—	9,247
Additional paid-in capital	1,337,500	208,825	2,340,795	1,257,553	—	1,457,453
Common stock authorized and unissued	—	100	683	—	100	100
Foreign currency translation	—	(70)	1,026	—	(70)	(70)
Accumulated deficit	(235,080)	(1,169,091)	(1,404,171)	(134,582)	(222,172)	(356,754)
Total stockholders' equity	1,111,720	(960,269)	947,580	1,132,218	(222,142)	1,109,976
Total liabilities and stockholders' (deficit)	$1,201,276	(796,129)	$1,201,276	$1,201,059	(199,900)	$1,201,059

STATEMENT OF OPERATIONS
Revenues	$—	—	$—
Operating Expenses
Consulting fees	33,978	948,423	982,401
General and administrative	18,103	—	18,103
Professional fees	43,180	—	43,180
Total operating expenses	95,261	948,423	1,043,684

Gain (loss) on foreign currency	136	—	136
Interest income	—	2	2
Interest expense	(5,372)	1,242	(4,130)
Interest expense - related party	—	(101)	(101)
Net (loss)	$(95,261)	(948,524)	$(1,043,785)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	92,755,099	2,029,871	94,784,970

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(RESTATED)

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

We incurred operating expenses in the amount of $897,367 for the three months ended November 30, 2011, compared with operating expenses of $15,593 for the three months ended November 30, 2010. Our operating expenses were mainly for consulting fees and stock based compensation for the three months ended November 30, 2011, compared with professional fees associated with a prior business for the three months ended November 30, 2010.

We incurred operating expenses in the amount of $1,043,324 for the nine months ended November 30, 2011, compared with operating expenses of $35,668 for the nine months ended November 30, 2010. The increase in operating expenses for the nine months ended November 30, 2011 compared to the same period ended November 31, 2010 is mainly attributable to consulting fees and stock based compensation .

We incurred operating expenses in the amount of $1,400,078 for the period from August 25, 2004 (Inception) to November 30, 2011.

We incurred a net loss in the amount of $899,248 for the three months ended November 30, 2011, as compared with a net loss in the amount of $15,593 for the three months ended November 30, 2010. We incurred a net loss in the amount of $1,047,417 for the nine months ended November 30, 2011, as compared with a net loss in the amount of $35,668 for the nine months ended November 30, 2010. We incurred a net loss in the amount of $1,404,171 for the period from August 25, 2004 (Inception) to November 30, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $10,276 . Our total current liabilities as of November 30, 2011 were $253,696 . As a result, we had a working capital deficit of $243,420 as of November 30, 2011.

Operating activities used $53,817 in cash for the nine months ended November 30, 2011. Our net loss of $1,047,417 offset by stock issued for consulting services of $825,000, and an increase in accounts payable and accrued expenses of $160,875 and related party accured expenses of $3,494 were the contributing factors to our negative operating cash flow. Investing activities used no cash for the nine months ended November 30, 2011. Financing activities for the nine months ended November 30, 2011 generated $54,034 as a result of the issuance of our common stock in the amount of $50,000 and proceeds from a loan from our officer and director in the amount of $4,034.

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

