Form 10-K/A
period 2012-02-29
Bioflamex Corp
filed 2012-08-02
CIK 1368620

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,250,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 155,009,002 as of July 23, 2012 .

EXPLANATORY NOTE

Bioflamex Corporation is filing this Amendment No. 1 to its 10-K for the year ended February 29, 2012 that was originally filed on June 13, 2012. This Amendment No. 1 contains restated financial statements for the year ended February 28, 2012 to properly reflect previously unrecorded liabilities for various consulting agreements, which were in effect that aggregate approximately $1,387,286 and $222,200 as of February 29, 2012 and February 28, 2011, respectively. These unrecorded liabilities will affect the Company’s expenses for the period indicated. These consulting agreements were not reported as a result of material weaknesses in internal control over financial reporting. These material weaknesses include: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	31
2

PART I

Item 1. Business

Voice and Data Solutions

On July 16, 2012, we executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between our company and our wholly owned subsidiary, Bioflamex Merger Sub, Inc., a Nevada corporation (“Subsidiary”) on the one hand, and Terra Asset Management, Inc., a Delaware corporation (“TAM”), on the other hand. Pursuant to the Merger Agreement, on the effective date, TAM will merge with Subsidiary, with Subsidiary surviving the merger and TAM ceasing to exist (the “Merger”). The effective date of the Merger is when we file articles of merger for the Subsidiary and TAM in Nevada and Delaware, respectively.

Terra Asset Management is an industry leader in designing, implementing and supporting state-of-the art converged voice and data solutions. Terra Asset Management is positioned to provide turnkey services solutions for all phases of the telecommunications equipment lifecycle. The company is ISO9001:2000 and TL9000 certified, has developed into a one-stop solution provider to major U.S. tier one carriers, equipment vendors, and enterprise customers.

Carriers and enterprise customers have recognized the benefit of outsourcing many of the network services that have traditionally been self-performed. Today, carriers and enterprise customers realize that service companies like Terra Asset Management can better leverage personnel over multiple carriers, multiple brands of OEM equipment and across overlapping geographies. As a result, Terra Asset Management should continue to benefit from the industry trend of outsourcing network services.

The company is organized into two distinct, but complementary business units: (1) The Enterprise Solutions Division, which offers IP-based communications, unified communications, and voice, video and data connectivity services to small, medium and large businesses, and (2) The Carrier Class Solutions Division, which offers backbone, backhaul and broadband networks for wireless operations. A backbone network provides a path for the exchange of information between different LAN(s) or subnetworks. Backhaul networks are typically used to move data from remote POPs (point of presence) or concentration points to a centralized location. Not everyone is within the reach DSL nor do all service providers have access to copper or fiber. That’s why Terra Asset Management proposes a range of broadband wireless access solutions.

WiMax/Wimesh: Terra Asset Management provides complete Broadband Wireless services from concept and design to installation and maintenance. Terra Asset Management’s expertise with Broadband wireless technologies includes In-building WiFi, Municipal WiFi (WiMesh), WiMax, and fixed broadband wireless services. Terra Asset Management utilizes the latest in system design tools and test equipment to ensure your broadband wireless success. WiMesh networks offer consumers and businesses the ability to have mobile broadband communications. The WiMesh solution can be easily deployed in communities, industrial parks, in municipal buildings and campus settings, and in many other high-density communal settings. The popularity of WiMesh technology has found its way into various city municipalities and business enterprises as well.

Microwave: Terra Asset Management was named a Preferred Supplier for microwave engineering, deployment and turn-up services for Alcatel-Lucent in late 2006. In late 2007, Terra Asset Management was selected as a national partner for Nera.

UMTS. Universal Mobile Telecommunications System (UMTS) is the standardization of third generation (3G) cellular systems. UMTS services involve preparing and expanding cell sites for new equipment. Terra Asset Management provides the preparatory work ahead of equipment manufacturers, installing cabinets, running cable and clearing space for new equipment.

Maintenance/Operations: The operations division is responsible for the general maintenance and support for carriers’ networks, including T1 testing and network audits.

Fire Extinguisher and Prevention Products

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

Holders of Our Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of July 23 , 2012 we had 155,009,002 shares of common stock outstanding. Our shares are held by approximately 7 shareholders of record, with others held in street name.

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

Recent Sales of Unregistered Securities

On April 26, 2011, we authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of February 29, 2012, the shares are unissued.

On December 1, 2010, we entered into a consulting agreement with Front Range Consulting for a term of two years expiring on November 30, 2012. On January 28, 2011, we agreed to amendment the December 2010 agreement with the inclusion of additional compensation of 1,000,000 shares of our common stock fair valued at $200,000 to be deemed fully earned on the date of amendment. On September 20, 2011, we agreed to further amend the December agreement for the issuance of an additional 2,500,000 shares of common stock fair valued at $375,000 also deemed to be fully earned on the date of amendment.

On August 15, 2011, we entered into a second consulting agreement with Front Range Consulting to assist our financing activities in exchange for 1,000,000 shares of our common stock fair valued at $150,000 deemed fully earned pursuant to the agreement.

In September 2011, we authorized the issuance of 2,000,000 shares of common stock to an individual for advisory services valued at $300,000. As of February 29, 2012 1,800,000 shares were unissued of which 1,000,000 shares were subsequently issued on April 17, 2012,

On March 28, 2012, we issued 6,000,000 shares to Mr. Kristian Schiørring, our Chief Executive Officer, and 6,000,000 shares to Mr. Henrik Dahlerup, our Chief Operating Officer, as compensation for their services to our company in 2011.

On May 21, 2012, we issued 12,000,000 shares each to our officers as compensation for services rendered for the period beginning January 1, 2012 through June 30, 2012. In connection with the grant, the officers agreed to waive their right to the 5,000,000 shares due them per their respective employment agreements that were entered into on March 5, 2012.

We issued 4,000,000 shares previously authorized for Front Range Consulting Agreement.

On April 17, 2012, we issued 1,000,000 shares of common stock previously authorized to Mr. Phil Sands for advisory services.

On May 14, 2012, we issued a promissory note in the amount of $38,787 to Magna Group for the assumption of liabilities. The note was converted the note in to 5,730,400 shares of common stock on May 17, 2012.

On May 14, 2012, we entered into an Investment Agreement with Dutchess Opportunity Fund II. to sell up to an aggregate of $10,000,000 of the Company’s common stock at a 5% discount to market. Per the agreement, the Company issued 1,327,434 shares of its common stock as a preparation fee to Dutchess.

On May 14we amended our articles of incorporation to increase our authorized capital from 200,000,000 to 400,000,000 shares of common stock.

On May 23, 2012, we entered into a Consulting Agreement with Grey Bridge Capital and issued 750,000 shares of common stock valued at $12,225. Cash compensation totaled due under the agreement totals $10,000.

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

Results of Operations for the Years Ended February 29, 2012 and February 28, 2011

We generated no revenue for the period from August 25, 2004 (Date of Inception) until February 29, 2012. Our Operating Expenses were $1,645,159 for the year ended February 29, 2012, as compared with $267,550 for the year ended February 28, 2011. The increase was mainly the result of increased consulting fees of $771,889 and $560,000 in compensation expenses incurred in 2012 that were not incurred in 2011. Our operating expenses were $2,001,913 for the period from August 25, 2004 (Date of Inception) until February 29, 2012.

We recorded a net loss of $1,650,424 for the year ended February 29, 2012, as compared with $267,550 for the year ended February 28, 2011, and $2,007,178 for the period from August 25, 2004 (Date of Inception) until February 29, 2012.

Liquidity and Capital Resources

As of February 29, 2012, we had total current assets of $191. We had total assets of $1,191,191 as of February 29, 2012. We had total current liabilities of $286,768 as of February 29, 2012. We had a working capital deficit of $286,577 as of February 29, 2012.

Operating activities used $64,902 in cash for the year ended February 29, 2012. Our net loss of $1,650,424 was the contributing factor to our negative operating cash flow, offset mainly by $1,385,000 for shares issued for services and an increase of $172,533 accounts payable and accrued liabilities. Financing activities for the year ended February 29, 2012 generated $65,034 as a result of the sale of common shares for proceeds of $50,000, proceeds of $11,000 from a convertible note, and proceeds from a related party note payable of $4,034.

We will require a cash injection of $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products.

On January 9, 2012, we issued a convertible promissory note in the amount of $11,000. The note is unsecured, bears interest at a rate of 6% per annum and matures on January 8, 2013. The note is convertible into shares our common stock at a rate equal to the market value of the common stock on the date of conversion notice. As of February 29, 2012, the unpaid principal balance together with accrued interest totaled $11,095.

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

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. We have not yet achieved profitable operations and since our inception (August 25, 2004) through February 29, 2012 we have accumulated losses of $5,095,876 and a working capital deficit of $314,264 . Management expects to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We expect to continue to incur substantial losses as we execute our business plan and do not expect to attain profitability in the near future. Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to execute our business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business operation, or if obtained, upon terms favorable to us.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 29, 2012 (restated) and February 28, 2011 (restated);
F-3	Statements of Operations for the years ended February 29, 2012 (restated) and February 28, 2011 (restated), and the period from inception to February 29, 2012 (restated);
F-4	Statement of Stockholders’ Equity for period from inception to February 29, 2012 (restated);
F-5	Statements of Cash Flows for the years ended February 29, 2012 (restated) and February 28, 2011 (restated), and the period from inception to February 29, 2012 (restated);
F-6	Notes to Financial Statements (restated)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bioflamex Corp.

New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying restated balance sheets of Bioflamex Corp. for the two years ended February 29, 2012, and the related restated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended February 29, 2012 and for the period of August 25, 2004 (inception) to February 29, 2012. Bioflamex Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioflamex Corp. for the two year period ended February 29, 2012, and the results of its operations and cash flows for each of the years in the two year period ended February 29, 2012, and the period from August 25, 2004 (inception) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the previously filed unaudited statements have been restated for the correction of an error in connection with the accrual of certain expenses previously omitted.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

August 2, 2012

BIOFLAMEX CORP.

(formerly Deer Bay Resources Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(RESTATED)

	February 29,	February 28,
	2012	2011
	(Restated)	(Restated)

Current assets
Cash and cash equivalents	$191	$59
Prepaid expenses - other	—	10,000
Total current assets	191	10,059

Other assets
Intangible assets:	1,191,000	1,191,000
Total other assets	1,191,000	1,191,000

Total assets	$1,191,191	$1,201,059

Current liabilities
Accounts payable and accrued expenses	$202,170	$30,583
Accrued expenses - related party	12,385	—
Accrued interest	95	—
Accrued interest - related party	258	—
Note payable - related party	4,034	—
Convertible notes payable	67,826	60,500
Total current liabilities	286,768	91,083

Stockholders' (Deficit)
Common stock, par value $0.0001, 400,000,000 shares authorized 93,166,667 and 92,466,667 shares issued and outstanding as of February 29,2012 and February 28, 2011, respectively	9,317	9,247
Additional paid-in capital	3,057,195	1,457,453
Common stock authorized and unissued, 42,133,334 and 1,000,000 as of February 29, 2012 and February 28, 2011, respectively	4,213	100
Unamortized share-based compensation	(160,000)	—
Foreign currency translation	876	(70)
Accumulated deficit	(2,007,178)	(356,754)
Total stockholders' equity	904,423	1,109,976

Total liabilities and stockholders' (deficit)	$1,191,191	$1,201,059

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(RESTATED)

			August 25, 2004
	For the Years Ended		(Inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012
	(Restated)	(Restated)	(Restated)

Revenues	$—	$—	$

Operating Expenses
Consulting fees	989,264	217,375	1,206,639
Compensation expense - related party	560,000	—	560,000
Exploration costs	—	500	16,500
General and administrative	26,715	11,992	56,332
Professional fees	69,180	37,683	162,442
Total operating expenses	1,645,159	267,550	2,001,913

Net operating loss	(1,645,159)	(267,550)	(2,001,913)

Other income (expense)
Interest expense	(5,346)	—	(5,346)
Interest expense - related party	(258)	—	(258)
Interest income	2	—	2
Gain (loss) on foreign currency	337	—	337
Total other income (expense)	(5,265)	—	(5,265)

Net (loss)	$(1,650,424)	$(267,550)	(2,007,178)

Basic and diluted loss per share	$(0.02)	$(0.00)
Weighted average shares outstanding	96,463,745	126,588,047

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

(RESTATED)

			Additional	Authorized	Unamortized	Foreign		Total
	Common Stock		Paid-in	and	Equity	Currency	Accumulated	Stockholders'
	Shares	Amount	Capital	Unissued	Compensation	Translation	(Deficit)	Equity

Balance, August 25, 2004 (inception)	—	$—	$—	$—	$—	$—	$—	$—

Shares issued for cash	7,610,000	761	29,039	—	—	—	—	29,800

Net (loss)	—	—	—	—	—	—	(3,729)	(3,729)
Balance, February 28, 2005	7,610,000	761	29,039	—	—	—	(3,729)	26,071

Net (loss)	—	—	—	—	—	—	(11,824)	(11,824)
Balance, February 28, 2006	7,610,000	761	29,039	—	—	—	(15,553)	14,247

Net (loss)	—	—	—	—	—	—	(2,598)	(2,598)
Balance, February 28, 2007	7,610,000	761	29,039	—	—	—	(18,151)	11,649

Net (loss)	—	—	—	—	—	—	(11,925)	(11,925)
Balance, February 28, 2008	7,610,000	761	29,039	—	—	—	(30,076)	(276)

Shares issued for cash	122,500,000	12,250	33,750	—	—	—	—	46,000

Net (loss)	—	—	—	—	—	—	(46,687)	(46,687)
Balance, February 28, 2009	130,110,000	13,011	62,789	—	—	—	(76,763)	(963)

Net (loss)	—	—	—	—	—	—	(12,441)	(12,441)
Balance, February 28, 2010	130,110,000	13,011	62,789	—	—	—	(89,204)	(13,404)

Shares issued for assets	38,000,000	3,800	1,187,200	—	—	—	—	1,191,000

Shares cancelled	(75,643,333)	(7,564)	7,564	—	—	—	—	—

Shares authorized for services and unissued	—	—	199,900	100	—	—	—	200,000

Foreign currency translation	—	—		—	—	(70)	—	(70)

Net (loss)	—	—	—	—	—	—	(267,550)	(267,550)
Balance, February 28, 2011	92,466,667	9,247	1,457,453	100	—	(70)	(356,754)	1,109,976

Imputed interest discount	—	—	8,925	—	—	—	—	8,925

Shares authorized and unissued for cash	—	—	49,967	33	—	—	—	50,000

Shares previously authorized - issued	500,000	50	—	(50)	—	—	—	—

Shares issued for services	200,000	20	29,980	—	—	—	—	30,000

Shares authorized and unissued for services	—	—	794,470	530	—	—	—	795,000

Shares authorized and unissued - related party	—	—	716,400	3,600	(160,000)	—	—	560,000

Foreign currency translation	—	—	—	—	—	946		946

Net (loss)	—	—	—	—	—	—	(1,650,424)	(1,650,424)

Balance, February 29, 2012	93,166,667	$9,317	$3,057,195	$4,213	$(160,000)	$876	$(2,007,178)	$904,423

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(RESTATED)

	The Years Ended		August 25, 2004
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012
Cash flows from operating activities:
Net (loss)	$(1,650,424)	$(267,550)	$(2,007,178)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	1,385,000	200,000	1,585,000
Amortization of interest	5,251	—	5,251
Impairment of mineral rights	—	—	16,500
Decrease (increase) in assets:
Prepaid expenses	10,000	(10,000)	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	172,533	27,513	203,046
Accrued expenses - related party	12,385	—	12,385
Accrued interest - related party	258	—	258
Accrued interest	95	—	95
Net cash provided (used) by operating activities	(64,902)	(50,037)	(184,643)

Cash flows from investing activities:
Purchase of mineral rights	—	—	(16,500)
Net cash (used) by investing activities	—	—	(16,500)

Cash flows from financing activities:
Proceeds from notes payable - related party	4,034	7,500	22,703
Payments on notes payable - related party	—	(18,000)	(18,669)
Proceeds from convertible debenture	11,000	60,500	71,500
Proceeds from sale of common stock	50,000	—	125,800
Net cash provided by financing activities	65,034	50,000	201,334

Net increase in cash	132	(37)	191
Cash, beginning of period	59	96	—
Cash, end of period	$191	$59	$191

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Supplemental non-cash disclosures:
Shares issued for assets	$—	$1,191,000	$1,191,000
Shares issued for services	$1,385,000	$200,000	$1,585,000

The accompanying notes are an integral part of these financial statements

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(RESTATED)

NOTE 1 – Significant Accounting Policies and Procedures

Organization

The Company was incorporated under the name of Deer Bay Resources Inc. in the State of Nevada, on August 25, 2004 as a mining and exploration Company. On January 26, 2011, the Company formed Bioflamex Corporation as a wholly-owned subsidiary in anticipation of its January 25, 2011 Asset Purchase Agreement. On January 27, 2011, the wholly-owned subsidiary was merged into Deer-Bay Resources, Inc. Pursuant to the merger, Deer Bay Resources, Inc. changed its name to Bioflamex Corporation (“the Company”). The merger subsidiary was dissolved on January 28, 2011. The Company is listed on the Over-the-Counter Bulletin Board under the symbol BFLX.

As a result of the January 25, 2011 Asset Acquisition Agreement, the Company is now in the business of developing, producing, and marketing high performance fire extinguishing and prevention products that are based on environment friendly and biological formulation with an emphasis on environmental protection and the substitution of chemical-based fire combatant products with “greener,” non-harmful products.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

Revenue recognition

The Company has not yet generated revenue. When revenue is earned, the Company will recognize in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At February 29, 2012 and February 28, 2011 the Company had approximately 6,835,000 and no common shares, respectively, related to its convertible notes payable that have been excluded from the computation of diluted net loss per share.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the years ended February 29, 2012, and the year ended February 29, 2012, the Company determined that none of its long-term assets were impaired.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred. During the years ended February 29, 2012 and February 28, 2011 and for the period from August 25, 2004 (inception) to February 29, 2012, the Company did not incur advertising expenses.

Research and development

Research and development costs are expensed as incurred. During the years ended February 29, 2012 and February 28, 2011 and for the period from August 25, 2004 (inception) to February 29, 2012, the Company did not incur research and development costs.

Concentration of Business and Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which may at times, exceed federally-insured limits.

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

For the year ended February 29, 2012 and February 28, 2011 and for the period from August 25, 2004 (inception) to February 28, 2011, the Company recorded share-based compensation expense related to equity granted in connection with services to the Company of $1,385,000, $200,000 and $1,585,000, respectively.

Recent accounting pronouncements

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

Year-end

The Company has adopted February, as its fiscal year end.

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (August 25, 2004 through February 29, 2012 the Company had accumulated losses of $5,095,876 and a working capital deficit of $314,264. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 3 – Intangible assets

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $0.013 per share, totaling $1,191,000 to two individuals. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. In accordance with ASC 350, the entire purchase price was allocated to non-amortizable intellectual property due to the uncertainty of the assets remaining useful life. At February 29, 2012 and February 28, 2011, the Company evaluated the carrying amount of the asset for possible impairment and concluded the carrying amount represents the fair value of the asset at the balance sheet date.

NOTE 4 - Related party transactions

Asset purchase agreement

On January 25, 2011, the Company entered into an Asset Purchase Agreement with Messer’s Schiørring and Henrik for the purchase of intellectual property. Pursuant to the agreement, each of the aforementioned individuals were issued 19,000,000 shares of the Company’s common stock valued at $1,191,000. Further, the Company’s sole officer, at the time of the transaction cancelled a total of 75,643,333 shares of his common stock and agreed to sell Messer’s Schiørring and Henrik in a private transaction, his remaining shares totaling 12,856,666 whereby effectuating a change in control. Upon completion of the collective transactions, Messer’s Schiørring and Henrik accepted positions as the sole officers and directors of the Company.

Accrued expenses

During the year ended February 29, 2012, officers of the Company paid $12,384 of operating expenses on behalf of the Company. As of the balance sheet date no amounts had been repaid.

Note payable

On September 30, 2011, the Company issued a promissory note to an officer in the amount of $4,034 for cash advanced to the Company for operating expenses. The loan bears interest at a rate of 15% per annum and is due on demand. As of February 29, 2012, the Company recorded interest expense of $258. The principle together with accrued interest totaled $4,292.

Executive compensation

Subsequent to year end, On March 5, 2012, the Company entered into employment agreements with each of its two executives for a term of three years. Pursuant to the agreements, each officer would receive annual compensation of $240,000. Additionally, the agreements allowed for share-based compensation of 5,000,000 shares each, issuable three months from the effective date (March 5, 2012) of the agreements. On July 13, 2012, the Company entered into a Plan and Agreement of Triangular Merger with Terra Asset Management, Inc. In connection with the merger, the March 5, 2012 Employment Agreements were terminated with the resignation of such executive officers. New employment agreements will be signed by these officers and a “to be formed” subsidiary of the Company within 30 days of the merger. Per the July 13, 2012 agreements, each officer is to receive annual compensation of $100,000 which may be increased based on revenue benchmarks of $1,000,000 and $2,000,000. At each benchmark, annual compensation will increase to $175,000 and $240,000, respectively.

On March 28, 2012, the Company granted the issuance of 6,000,000 shares each to the Company’s two officers as compensation for services rendered in 2011. The fair value of the shares granted totaled $480,000 and has been recorded as related party compensation at February 29, 2012. The shares were issued on March 28, 2012.

On May 21, 2012, the Company issued 12,000,000 shares each to the Company’s officers as compensation for services rendered for the period beginning January 1, 2012 through June 30, 2012. In connection with the grant, the officers agreed to waive their right to the 5,000,000 shares due them per their respective employment agreements. The fair value of the 24,000,000 shares issued totaled $240,000 and is being amortized over the six month term of the agreement. At February 29, 2012, the Company recorded additional executive compensation of $80,000 in connection with the grant.

NOTE 5 – Convertible notes payable

Armitage S.A.

On December 13, 2010, the Company issued a convertible promissory note in the amount of $60,500. The note is convertible at any time upon the election of the holder at a conversion rate of $0.01. The note is non-interest bearing and matures on December 13, 2012. Further, the Company can elect to convert the note at any time at the stated conversion rate in an amount equal to 120% of the outstanding balance at the time of election. The Company imputed interest at a rate of 8% and recorded a discount of $8,925. The discount is being amortized over the term of the note. As of February 29, 2012, the principle balance, net of its remaining discount of $3,674, totaled $56,826 additionally the Company recorded an imputed interest expense of $5,251.

Laurag Associates S.A.

On January 9, 2012, the Company issued a convertible promissory note in the amount of $11,000. The note is unsecured, bears interest at a rate of 6% per annum and matures on January 8, 2013. The note is convertible into shares of the Company’s common stock at a rate equal to the market value of the common stock on the date of conversion notice. As of February 29, 2012, the unpaid principal balance together with accrued interest totaled $11,095.

NOTE 6 – Commitments

Front Range Consulting

On December 1, 2010, the Company entered into a consulting agreement with Front Range Consulting for a term of two years expiring on November 30, 2012. Pursuant to the initial agreement, Front Range will provide business consulting services in exchange for cash compensation in the amount of $19,500 to be amortized over the term of the agreement. On January 28, 2011, the Company agreed to amendment the December 2010 agreement with the inclusion of additional compensation of 1,000,000 shares of the Company’s common stock fair valued at $200,000 to be deemed fully earned on the date of amendment. On September 20, 2011, the Company agreed to further amend the December agreement for the issuance of an additional 2,500,000 shares of common stock fair valued at $375,000 also deemed to be fully earned on the date of amendment. As February 29, 2012 and February 28, 2011, the Company has recorded consulting expense of $2,348 and $9,250, respectively related to the cash compensation due under the agreement and $375,000 and $200,000, respectively for the share-based payments pursuant to the respective amendments.

On August 15, 2011, the Company entered into a second consulting agreement with Front Range Consulting to assist in the financing activities of the Company in exchange for 1,000,000 shares of the Company’s common stock fair valued at $150,000 deemed fully earned pursuant to the agreement. As of February 29, 2012, the Company recorded a consulting expense of $150,000.

Phil Sands

During September 2011, the Company authorized the issuance of 2,000,000 shares of the Company’s common stock to Mr. Sands for various advisory services provided to the Company. The fair value of the grant totaled $300,000 and has been recorded as a consulting expense. As of February 29, 2012, 200,000 shares were issued and the remaining 1,800,000 were unissued.

NOTE 7- Income taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2012		2011
U.S. Statutory rate	34	%	34	%
Valuation allowance	(34)%		(34)%
Effective tax rate	—		—

The significant components of deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$365,424	$156,754
Share-based compensation	1,385,000	200,000
Total deferred tax assets	1,750,424	356,754

Deferred tax liabilities:	—	—
Net deferred tax assets	1,750,424	356,754
Less valuation allowance	(1,750,424)	(356,754)
Deferred tax asset – net of valuation allowance	$—	$—

The net change in the valuation for 2012 was $1,393,670

The Company has a net operating loss carryforward of approximately $2,007,178 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for year ended February 29, 2012 or for the period from inception (August 25, 2004) through February 29, 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the periods ended February 29, 2012 and February 28, 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of August 25, 2004 through current. We are not currently involved in any income tax examinations.

NOTE 8 - Fair value measurement

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 and February 28, 2011:

	Level I	Level II	Level III	Fair Value
February 29, 2012
Cash	$191	$—	$—	$191
Intellectual property	—	1,191,000	—	1,191,000
Accounts payable and accrued	—	(214,908)	—	(214,908)
Notes payable	—	(71,860)	—	(71,860)
	$191	$904,232	$—	$904,423

February 28, 2011
Cash	$59	$—	$—	$59
Prepaid and deposits	—	10,000	—	10,000
Intellectual property	—	1,191,000	—	1,191,000
Accounts payable and accrued	—	(30,583)	—	(30,583)
Notes payable	—	(60,500)	—	(60,500)
	$59	$1,109,917	$—	$1,109,976

NOTE 9 – Shareholders’ equity

Recapitalization

Effective May 14, 2012, the Company amended its articles of incorporation to increase it authorized capital from 200,000,000 to 400,000,000 shares of common stock.

Common stock issuances

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

On January 28, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $200,000. The shares were subsequently issued on March 19, 2012 and April 18, 2012.

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of February 29, 2012, the shares are unissued.

On August 15, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $150,000. The shares were subsequently issued on April 18, 2012.

In September 2011, the Company authorized the issuance of 2,000,000 shares of common stock to an individual for advisory services valued at $300,000. As of February 29, 2012 1,800,000 shares were unissued of which 1,000,000 shares were subsequently issued on April 17, 2012,

On September 20, 2011, the Company authorized the issuance of 2,500,000 to Front Range Consulting for services valued at $375,000. The shares were subsequently issued on May 15, 2012.

As of February 29, 2012, the Company had no outstanding stock options or warrants.

NOTE 10 – Correction of an error

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the years ended February 29, 2012 and February 28, 2011.

	February 29, 2012			February 28, 2011
	As Originally	Error	As	As Originally	Error	As
	Filed	Corrections	Restated	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$191	—	$191	$59	—	$59
Prepaid expenses - other	—	—	10,000	10,000	—	10,000
Total current assets	191	—	10,191	10,059	—	10,059
Other assets
Intangible assets:	1,191,000	—	1,191,000	1,191,000	—	1,191,000
Total assets	$1,191,191	—	$1,201,191	1,201,059	—	1,201,059

Current liabilities
Accounts payable and accrued expenses	159,589	42,581	202,170	8,341	22,242	30,583
Accrued expenses - related party	12,385	—	12,385	—	—	—
Accrued interest	7,047	(6,952)	95
Accrued interest - related party	—	258	258	—	—	—
Note payable - related party	4,034	—	4,034	—	—	—
Convertible note	60,500	7,326	67,826	60,500	—	60,500
Total current liabilities	243,555	43,213	286,768	68,841	22,242	91,083
Stockholders' (Deficit)
Common stock	9,300	17	9,317	9,247	—	9,247
Additional paid-in capital	1,337,500	1,719,695	3,057,195	1,257,553	—	1,457,453
Common stock authorized and unissued	—	4,213	4,213	—	100	100
Foreign currency translation	—	876	876	—	(70)	(70)
Unamortized share-based compensation	—	(160,000)	(160,000)	—	—	—
Accumulated deficit	(399,164)	(1,608,014)	(2,007,178)	(134,582)	(222,172)	(356,754)
Total stockholders' equity	947,636	(43,213)	904,423	1,132,218	(222,142)	1,109,976
Total liabilities and stockholders' (deficit)	$1,191,191	—	$1,191,191	$1,201,059	(199,900)	$1,201,059

STATEMENT OF OPERATIONS
Revenues	$—	—	$—	$—	—	$—
Operating Expenses
Consulting fees	152,979	836,285	989,264	—	217,375	217,375
Exploration costs	—	—	—	500	—	500
Compensation expense	30,000	530,000	560,000
General and administrative	26,714	1	26,715	7,195	4,797	11,992
Professional fees	48,180	21,000	69,180	37,683	—	37,683
Total operating expenses	257,873	1,387,286	1,645,159	45,378	222,172	267,550

Gain (loss) on foreign currency	337	—	337	—	—	—
Interest expense, net	(6,787)	1,443	(5,344)	—	—	—
Interest expense - related party	(258)	—	(258)	—	—	—
Net (loss)	$(264,581)	(1,387,286)	$(1,650,424)	$(45,378)	(222,172)	$(267,550)
Basic and diluted loss per share	$(0.00)	—	$(0.00)	$(0.00)	—	$(0.00)
Weighted average shares outstanding	96,463,745	—	96,463,745	126,500,365	87,672	126,588,037

NOTE 11 - Subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than those detailed below.

Issued 4,000,000 shares previously authorized for Front Range Consulting Agreement.

On March 5, 2012, the Company issued and entered into Employment contracts with its two executive officers. (Note 5)

On March 6, 2012, the Company issued a promissory noted in the amount of $8,883 to Svane Thomsen. The note bears interest at a rate of 10% per annum and is on or before December 31, 2012.

On March 28, 2012, the Company issued 12,000,000 shares of its common stock fair valued at $480,000 to its officers’ for services rendered in 2011.

On May 21, 2012, the Company issued 24,000,000 of its common stock fair valued at $240,000 for services to the Company for the period beginning January 1, 2012 and ending on June 30, 2012.

On March 28, 2012, the Company entered into a consulting agreement with Aegis Capital requiring a non-refundable fee of $9,000 and the payment of an 8% commission on all capital raised by the consultant.

On March 29, 2012, the Company issued an 8% convertible promissory note in the amount of $143,786 to Magna Group for the assumption of liabilities. The note was subsequently converted in to a total of 13,034,501 shares of common stock.

On March 29, 2012, the Company issued an 8% convertible promissory note to Hanover Holdings in the amount of $60,000. The note is unsecured, bears interest at a rate of 8% per annum, and matures one year from the date of issuance.

On April 17, 2012, the Company issued 1,000,000 shares of common stock previously authorized to Mr. Phil Sands for advisory services.

On May 14, 2012, the Company issued a promissory note in the amount of $38,787 to Magna Group for the assumption of liabilities. The note was converted the note in to 5,730,400 shares of common stock on May 17, 2012.

On May 14, 2012, the Company entered into an Investment Agreement with Dutchess Opportunity Fund II. to sell up to an aggregate of $10,000,000 of the Company’s common stock at a 5% discount to market. Per the agreement, the Company issued 1,327,434 shares of its common stock as a preparation fee to Dutchess.

On May 14, the Company amended its articles of incorporation to increase its authorized capital from 200,000,000 to 400,000,000 shares of common stock.

On May 23, 2012, the Company entered into a Consulting Agreement with Grey Bridge Capital and issued 750,000 shares of common stock valued at $12,225. Cash compensation totaled due under the agreement totals $10,000.

On June 11, 2012, the Company issued a convertible promissory note to Asher Enterprise in the amount of $37,500 at a rate of 22% per annum maturing March 13, 2013 and convertible at a 49% discount to market.

On July 13, 2012, the Company entered into and consummated a plan of Merger with Terra Asset Management in a triangular reverse merger where Terra Asset Management is the accounting survivor of the transaction.

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

Narrative Disclosure to Summary Compensation Table

On May 29, 2012, we entered into employment agreements with Kristian Schiørring and Henrik Dahlerup, effective as of March 5, 2012, to serve as executives of our company. These employment agreements provided for a term of three years. Pursuant to the agreements, each officer would receive annual compensation of $240,000. Additionally, the agreements allowed for share-based compensation of 5,000,000 shares each, issuable three months from the effective date (March 5, 2012) of the agreements. On July 13, 2012, we entered into a Plan and Agreement of Triangular Merger with Terra Asset Management, Inc. In connection with the merger, the March 5, 2012 Employment Agreements were terminated with the resignation of such executive officers. New employment agreements will be signed by these officers and a “to be formed” subsidiary of the Company within 30 days of the merger. Per the July 13, 2012 agreements, each officer is to receive annual compensation of $100,000 which may be increased based on revenue benchmarks of $1,000,000 and $2,000,000. At each benchmark, annual compensation will increase to $175,000 and $240,000, respectively.

On March 28, 2012, the Company granted the issuance of 6,000,000 shares each to the Company’s two officers as compensation for services rendered in 2011. The fair value of the shares granted totaled $480,000 and has been recorded as related party compensation at February 29, 2012. The shares were issued on March 28, 2012.

On May 21, 2012, the Company issued 12,000,000 shares each to the Company’s officers as compensation for services rendered for the period beginning January 1, 2012 through June 30, 2012. In connection with the grant, the officers agreed to waive their right to the 5,000,000 shares due them per their respective employment agreements. The fair value of the 24,000,000 shares issued totaled $240,000 and is being amortized over the six month term of the agreement. At February 29, 2012, the Company recorded additional executive compensation of $80,000 in connection with the grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 155,009,002 shares of common stock issued and outstanding on July 23 , 2012.

Name and address of beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock

Officer and Directors

Kristian Schiorring Christiansvej 31 2920 Charlottenlund DENMARK	43,428,334	28.01%
Henrik Dahlerup Willemoesgade 39 2100 Copenhagen O DENMARK	43,428,333	28.01%
Total Officers and Directors(2 persons)	87,856,667	56.67%

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

On September 30, 2011, we issued a promissory note to an officer in the amount of $4,034 for cash advanced to us for operating expenses. The loan bears interest at a rate of 15% per annum and is due on demand.

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
August 2, 2012

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
August 2, 2012

By:	/s/ Henrik Dahlerup
Henrik Dahlerup Chief Operating Officer and Director
August 2, 2012

