Form 10-Q
period 2012-05-31
Bioflamex Corp
filed 2012-08-02
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-53712

Bioflamex Corporation

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Christiansvej 28, 2920 Charlottenlund, Denmark
(Address of principal executive offices)

646-233-1310
(Registrant’s telephone number)
___________________________
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,550,121 as of May 31, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2012 and February 29, 2012 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2012 and 2011 and period from August 25, 2004 (Inception) to May 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended May 31, 2012 and 2011 and period from August 25, 2004 (Inception) to May 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

BIOFLAMEX CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	May 31,	February 29,
	2012	2012
	(Restated)	(Restated)

Current assets
Cash and cash equivalents	$10,834	$191
Prepaid expenses - other	7,313	—
Total current assets	18,147	191

Other assets
Intangible assets	1,191,000	1,191,000
Total other assets	1,191,000	1,191,000

Total assets	$1,209,147	$1,191,191

Current liabilities
Accounts payable and accrued expenses	$33,487	$202,170
Accrued expenses - related party	16,259	12,385
Accrued interest	2,040	95
Accrued interest - related party	421	258
Note payable - related party	4,034	4,034
Convertible notes payable	158,970	67,826
Total current liabilities	215,211	286,768

Stockholders' Equity
Common stock, par value $0.0001, 400,000,000 authorized,150,550,121 and 193,166,167 shares issued and outstanding as of May 31, 2012 and February 29, 2012, respectively	15,056	9,317
Additional paid-in capital	3,401,912	3,057,195
Common stock authorized and unissued, 6,133,334 and 42,133,334 shares at May 31, 2012 and February 29, 2012, respectively	613	4,213
Unamortized share-based compensation	(52,225)	(160,000)
Foreign currency translation	—	876
Accumulated deficit	(2,371,420)	(2,007,178)
Total stockholders' equity	993,936	904,423

Total liabilities and stockholders' (deficit)	$1,209,147	$1,191,191

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			August 25, 2004
	For the Three Months Ended		(Inception) to
	May 31,		May 31,
	2012	2011	2012
		(Restated)

Revenues	$—	$—	$—

Operating Expenses
Consulting fees	61,516	47,250	1,268,155
Compensation expense - related party	120,000	—	680,000
Exploration costs	—	—	16,500
General and administrative	26,239	5,193	82,571
Professional fees	1,843	29,188	164,285
Total operating expenses	209,598	81,631	2,211,511

Net operating loss	(209,598)	(81,631)	(2,211,511)

Other income (expense)
Interest expense, net	(3,191)	(1,953)	(8,535)
Interest expense - related party	(163)	—	(421)
Finance costs	(151,872)	—	(151,872)
Gain (loss) on foreign currency	582	—	919
Total other income (expense)	(154,644)	(1,953)	(159,909)

Net (loss)	$(364,242)	$(83,584)	$(2,371,420)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	139,072,064	93,598,535

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	The Three Months Ended		August 25, 2004
	May 31,		(inception) to
	2012	2011	May 31, 2012
Cash flows from operating activities:
Net (loss)	$(364,242)	$(83,584)	$(2,371,420)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	150,133	—	1,735,133
Shares issued for financing	151,872	—	151,872
Amortization of interest	1,144	1,953	6,395
Impairment of mineral rights	—	—	16,500
Decrease (increase) in assets:
Prepaid expenses	(7,313)	—	(7,313)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(169,457)	39,318	33,589
Accrued expenses - related party	3,874	—	16,259
Accrued interest - related party	163	—	421
Accrued interest	1,945	—	2,040
Net cash provided (used) by operating activities	(231,881)	(42,313)	(416,524)
Cash flows from investing activities:
Purchase of mineral rights	—	—	(16,500)
Net cash (used) by investing activities	—	—	(16,500)
Cash flows from financing activities:
Proceeds from notes payable - related party	—	—	22,703
Payments on notes payable - related party	—	—	(18,669)
Proceeds from notes payable	8,883	—	8,883
Payments on notes payable	(8,883)	—	(8,883)
Proceeds from convertible debenture	242,524	—	314,024
Proceeds from sale of common stock	—	50,000	125,800
Net cash provided by financing activities	242,524	50,000	443,858
Net increase in cash	10,643	7,687	10,834
Cash, beginning of period	191	59	—
Cash, end of period	$10,834	$7,746	$10,834
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—
Supplemental non-cash disclosures:
Shares issued for assets	$—	$1,191,000	$1,191,000
Shares issued for financing costs	$151,872	$—	$151,872
Shares issued for debt conversion	$152,524	$—	$152,524
Shares issued for services	$150,133	$—	$1,735,133

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 2012, and the results of its operations and cash flows for the three months and three months ended May 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2012 filed with the Commission on July 30, 2012.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2012 and February 29, 2012, the Company had no cash equivalents.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At May 31, 2012 and February 29, 2012 the Company had approximately 11,321,000 and 6,835,000, respectively, related to its convertible notes payable that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of May 31, 2012 and February 29, 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three months ended May 31, 2012, and the year ended February 29, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. During the three months ended May 31, 2012 and 2011 and for the period from August 25, 2004 (inception) to May 31, 2012, the Company did not incur advertising expenses.

Research and development

Research and development costs are expensed as incurred. During the three months ended May 31, 2012 and 2011and for the period from August 25, 2004 (inception) to May 31, 2012, the Company did not incur research and development costs.

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

For the three months ended May 31, 2012 and 2011 and for the period from August 25, 2004 (inception) to May 31, 2012, 2012, the Company recorded share-based compensation expense related to equity granted in connection with services to the Company of $150,133, $0 and $1,735,133, respectively.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

NOTE 2 – Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (August 25, 2004) through May 31, 2012 the Company had accumulated losses of $2,371,420 and a working capital deficit of $197,064. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 – Intangible assets

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $0.013 per share, totaling $1,191,000 to two individuals. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. In accordance with ASC 350, the entire purchase price was allocated to non-amortizable intellectual property due to the uncertainty of the assets remaining useful life. At May 31, 2012 and February 29, 2012, the Company evaluated the carrying amount of the asset for possible impairment and concluded the carrying amount represents the fair value of the asset at the balance sheet date.

NOTE 4 – Related party transactions

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

Accrued expenses

During the three months ended May 31, 2012, officers of the Company paid $3,874 of operating expenses on behalf of the Company. As of May 31, 2012, the amount owed to officers of the Company totaled $16,259.

Note payable

On September 30, 2011, the Company issued a promissory note to an officer in the amount of $4,034 for cash advanced to the Company for operating expenses. The loan bears interest at a rate of 15% per annum and is due on demand. As of May 31, 2012, the Company recorded interest expense of $163. The principle together with accrued interest totaled $4,455.

Executive compensation

On March 5, 2012, the Company entered into employment agreements with each of its two executives for a term of three years. Pursuant to the agreements, each officer would receive annual compensation of $240,000. Additionally, the agreements allowed for share-based compensation of 5,000,000 shares each, issuable three months from the effective date (March 5, 2012) of the agreements. On July 13, 2012, the Company entered into a Plan and Agreement of Triangular Merger with Terra Asset Management, Inc. In connection with the merger, the March 5, 2012 Employment Agreements were superseded with new agreements that are deemed “At Will” and can be terminated at any time upon 30-day written notice. Per the July 13, 2012 agreements, each officer is to receive annual compensation of $100,000 which may be increased based on revenue benchmarks of $1,000,000 and $2,000,000. At each benchmark, annual compensation will increase to $175,000 and $240,000, respectively.

On March 28, 2012, the Company issued 6,000,000 shares each to the Company’s two officers, previously authorized, as compensation for services rendered in 2011.

On May 21, 2012, the Company issued 12,000,000 shares each to the Company’s officers, previously authorized as compensation for services rendered for the period beginning January 1, 2012 through June 30, 2012. In connection with the grant, the officers agreed to waive their right to the 5,000,000 shares due them per their respective employment agreements. The fair value of the 24,000,000 shares issued totaled $240,000 and is being amortized over the six month term of the agreement. At May 31, 2012, the Company recorded additional executive compensation of $120,000 in connection with the grant.

NOTE 5 – Convertible notes payable

Armitage S.A.

On December 13, 2010, the Company issued a convertible promissory note in the amount of $60,500. The note is convertible at any time upon the election of the holder at a conversion rate of $0.01. The note is non-interest bearing and matures on December 13, 2012. Further, the Company can elect to convert the note at any time at the stated conversion rate in an amount equal to 120% of the outstanding balance at the time of election. The Company imputed interest at a rate of 8% and recorded a discount of $8,925. The discount is being amortized over the term of the note. As of May 31, 2012, the principle balance, net of its remaining discount of $2,530, totaled $5,970 additionally the Company recorded an imputed interest expense of $1,144.

Laurag Associates S.A.

On January 9, 2012, the Company issued a convertible promissory note in the amount of $11,000. The note is unsecured, bears interest at a rate of 6% per annum and matures on January 8, 2013. The note is convertible into shares of the Company’s common stock at a rate equal to the market value of the common stock on the date of conversion notice. As of May 31, 2012, the unpaid principal balance together with accrued interest totaled $11,421.

Magna Group I, LLC

On March 29, 2012, the Company issued an 8% convertible promissory note to Magna Group I, LLC (“Magna”) in exchange for the assumption of $143,786 of the Company’s previously accrued liabilities. The note matures on March 29, 2012 and is convertible at any time at the option of the holder at a conversion rate equal to a 35% discount of the three lowest trading amounts in the ten day period prior to the election to convert. During the three months ended May 31, 2012, Magna elected to convert a total of $113,786 of the note into 8,575,620 shares of common stock. The fair value of the shares issued totaled $211,093. The Company recorded additional financing costs of $97,307 in connection with the conversion representing the excess fair value of the shares issued over the debt converted.

On May 14, 2012, the Company issued a second 12% convertible promissory note to Magna in exchange for the assumption of $37,737 of the Company’s previously accrued liabilities. The note matures on May 14, 2013 and is convertible at any time at the option of the holder at a conversion rate equal to a 35% discount of the three lowest trading amounts in the ten day period prior to the election to convert. On May 22, 2012, Magna elected to convert the full amount due into 5,730,400 shares of common stock. The fair value of the shares issued totaled $93,406. The Company recorded additional financing costs of $54,566 in connection with the conversion representing the excess fair value of the shares issued over the debt converted.

Hanover Holdings I, LLC

On March 29, 2012, the Company issued an 8% convertible promissory note to Hanover Holding I, LLC in the amount of $60,000. The note is unsecured, bears interest at a rate of 8% per annum and matures on March 29, 2013. The note is convertible into shares of common stock at a conversion rate equal to the market price on the date of election to convert. As of May 31, 2012, the Company has recorded interest expense of $829 and the principle balance together with accrued interest totaled $60,829.

Svane Thomsen

On March 6, 2012, the Company issued a promissory noted in the amount of $8,883 to Svane Thomsen. The note is unsecured, bears interest at a rate of 10% per annum and matures on or before December 31, 2012. As of May 31, 2012, the Company repaid the full amount of the note.

NOTE 6 – Commitments

Front Range Consulting

On December 1, 2010, the Company entered into a consulting agreement with Front Range Consulting for a term of two years expiring on November 30, 2012. Pursuant to the initial agreement, Front Range will provide business consulting services in exchange for cash compensation in the amount of $19,500 to be amortized over the term of the agreement. On January 28, 2011, the Company agreed to amendment the December 2010 agreement with the inclusion of additional compensation of 1,000,000 shares of the Company’s common stock fair valued at $200,000 to be deemed fully earned on the date of amendment. On September 20, 2011, the Company agreed to further amend the December agreement for the issuance of an additional 2,500,000 shares of common stock fair valued at $375,000 also deemed to be fully earned on the date of amendment. As May 31, 2012 and 2011, the Company has recorded consulting expense of $2,348 and $2,348, respectively related to the cash compensation due under the agreement.

NOTE 7 – Fair value measurement

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 and February 29, 2012:

	Level I	Level II	Level III	Fair Value
May 31, 2012
Cash	$10,834	$—	$—	$10,834
Prepaid expenses	—	7,313	—	7,313
Intellectual property	—	1,191,000	—	1,191,000
Accounts payable and accrued	—	(52,207)	—	(52,207)
Notes payable	—	(163,004)	—	(163,004)
	$191	$983,102	$—	$993,936
February 29, 2012
Cash	$191	$—	$—	$191
Intellectual property	—	1,191,000	—	1,191,000
Accounts payable and accrued	—	(214,908)	—	(214,908)
Notes payable	—	(71,860)	—	(71,860)
	$191	$904,232	$—	$904,423

NOTE 8 – Shareholders’ equity

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

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of May 31, 2012, the shares are unissued.

On August 15, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $150,000. The shares were subsequently issued on April 18, 2012.

In September 2011, the Company authorized the issuance of 2,000,000 shares of common stock to an individual for advisory services valued at $300,000. As of May 31, 2012 1,800,000 shares were unissued of which 1,000,000 shares were subsequently issued on April 17, 2012,

On September 20, 2011, the Company authorized the issuance of 2,500,000 to Front Range Consulting for services valued at $375,000. The shares were subsequently issued on May 15, 2012.

On March 28, 2012, the Company issued 12,000,000 shares of its common stock fair valued at $480,000 to its officers’ for services rendered in 2011.

On May 21, 2012, the Company issued 24,000,000 of its common stock fair valued at $240,000 for services to the Company for the period beginning January 1, 2012 and ending on June 30, 2012. As of May 31, 2012, the Company has recorded compensation expense of $120,000 and the remaining unamortized portion totaled $40,000.

On March 29, 2012, the Company issued an 8% convertible promissory note in the amount of $143,786 to Magna Group for the assumption of liabilities. The note was converted in to a total of 13,034,501 shares of common stock.

On May 14, 2012, the Company issued a promissory note in the amount of $38,787 to Magna Group for the assumption of liabilities. The note was converted the note in to 5,730,400 shares of common stock on May 17, 2012.

On May 14, 2012, the Company entered into an Investment Agreement with Dutchess Opportunity Fund II to sell up to an aggregate of $10,000,000 of the Company’s common stock at a 5% discount to market. Per the agreement, the Company issued 1,327,434 shares of its common stock as a preparation fee to Dutchess and an additional 500,000 shares to be held in escrow for future “Puts” by the Company. The Company has record consulting fees of $150,133 in connection with the transaction.

On May 23, 2012, the Company entered into a six month Consulting Agreement with Grey Bridge Capital and issued 750,000 shares of common stock valued at $12,225. Cash compensation due under the agreement totals $10,000. As of May 31, 2012, the Company recorded unamortized share-based compensation in the amount of $12,225 to be amortized over the six month term of the agreement.

As of May 31, 2012, the Company had no outstanding stock options or warrants.

NOTE 9 – Correction of an error

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the three months ended May 31, 2011 and February 29, 2012.

	February 29, 2012
	As Originally	Error	As
	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$191	—	$191
Prepaid expenses - other	—	—	10,000
Total current assets	191	—	10,191
Other assets
Intangible assets:	1,191,000	—	1,191,000
Total assets	$1,191,191	—	$1,201,191

Current liabilities
Accounts payable and accrued expenses	159,589	42,581	202,170
Accrued expenses - related party	12,385	—	12,385
Accrued interest	7,047	(6,952)	95
Accrued interest - related party	—	258	258
Note payable - related party	4,034	—	4,034
Convertible note	60,500	7,326	67,826
Total current liabilities	243,555	43,213	286,768
Stockholders' (Deficit)
Common stock	9,300	17	9,317
Additional paid-in capital	1,337,500	1,719,695	3,057,195
Common stock authorized and unissued	—	4,213	4,213
Foreign currency translation	—	876	876
Unamortized share-based compensation	—	(160,000)	(160,000)
Accumulated deficit	(399,164)	(1,608,014)	(2,007,178)
Total stockholders' equity	947,636	(43,213)	904,423
Total liabilities and stockholders' (deficit)	$1,191,191	—	$1,191,191
F-11

STATEMENT OF OPERATIONS	May 31, 2011
Revenues	$—	—	$—
Operating Expenses
Consulting fees	—	47,250	47,250
General and administrative	5,194	—	5,194
Professional fees	29,188	—	29,188
Total operating expenses	34,382	47,250	81,632

Interest expense, net	—	(1,953)	(1,953)
Net (loss)	$(34,382)	(45,297)	$(79,679)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	96,463,745	—	139,072,064

NOTE 10 – Subsequent events

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

Fire Extinguisher and Prevention Products

We are also in the business of developing, producing, and marketing high performance fire extinguishing and prevention products that are based on environment friendly and biological formulations.

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

Results of operations for the three months ended May 31, 2012 and 2011, and for the period from August 25, 2004 (date of inception) through May 31, 2012

We have not earned any revenues since our inception on August 25, 2004. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $209,598 for the three months ended May 31, 2012, compared with operating expenses of $81,631 for the three months ended May 31, 2011. Our operating expenses were mainly for consulting fees and stock based compensation for the three months ended May 31, 2012, compared with consulting fees and professional fees associated with a prior business for the three months ended May 31, 2011.

We incurred operating expenses in the amount of $2,211,511 for the period from August 25, 2004 (Inception) to May 31, 2012.

We incurred other expenses of $154,644 for the three months ended May 31, 2012, as compared with only $1,953 in other expenses for the same period ended 2011. Other expenses for the three months ended May 31, 2012 are mainly attributable to finance costs in the amount of $151,872. Our other expenses for the period from August 25, 2004 (Inception) to May 31, 2012 were $159,909.

We incurred a net loss in the amount of $364,242 for the three months ended May 31, 2012, as compared with a net loss in the amount of $83,584 for the three months ended May 31, 2011. We incurred a net loss in the amount of $2,371,420 for the period from August 25, 2004 (Inception) to May 31, 2012. Our losses for each period are attributable to operating and other expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2012, we had current assets of $18,147. We had total assets of $1,209,147 as of May 31, 2012. We had current liabilities of $215,211 and total liabilities of the same as of May 31, 2012. We had a working capital deficit of $197,064 as of May 31, 2012.

Operating activities used $231,881 in cash for three months ended May 31, 2012. Our net loss of $364,242 and accounts payable and accrued liabilities of $169,457 were the main contributing factors to our negative operating cash flow, offset mainly by shares issued for services of $150,133 and shares issued for financing of $151,872. Investing activities used $0 for the three months ended May 31, 2012. Financing activities for the three months ended May 31, 2012 generated $242,524 mainly as a result of $242,524 as proceeds from convertible debentures.

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

As of May 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. We have not yet achieved profitable operations and since our inception (August 25, 2004) through May 31, 2012, we have accumulated losses of $2,371,420 and a working capital deficit of $197,064. Management expects to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet out obligations and repay our liabilities arising from normal business operations when they come due.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

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

On March 29, 2012, we issued an 8% convertible promissory note in the amount of $143,786 to Magna Group for the assumption of liabilities. The note was converted into a total of 13,034,501 shares of common stock.

On May 14, 2012, we issued a promissory note in the amount of $38,787 to Magna Group for the assumption of liabilities. The note was converted the note in to 5,730,400 shares of common stock on May 17, 2012.

On May 14, 2012, we entered into an Investment Agreement with Dutchess Opportunity Fund II. to sell up to an aggregate of $10,000,000 of the Company’s common stock at a 5% discount to market. Per the agreement, the Company issued 1,327,434 shares of its common stock as a preparation fee to Dutchess and an additional 500,000 shares to be held in escrow for future “Puts.”

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioflamex Corporation

Date:	August 2, 2012

By:	/s/ Kristian Schiorring Kristian Schiorring
Title:	Chief Executive Officer and Director

