Form 10-Q
period 2012-08-31
Bioflamex Corp
filed 2012-10-29
CIK 1368620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,770,540 as of October 15, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2012 and February 29, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2012 and 2011 and period from August 25, 2004 (Inception) to August 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2012 and 2011 and period from August 25, 2004 (Inception) to August 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

BIOFLAMEX CORP.

  (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF AUGUST 31, 2012 AND FEBRUARY 29 2012

	August 31, 2012	February 29, 2012 (restated)
ASSETS
Current assets
Cash and cash equivalents	$—	$191
Prepaid expenses	4,875	—
Total Current Assets	4,875	191

Due from Terra Asset Management Inc.	126,000	—

Intangible Assets, net of impairment of $400,000 – Note 3	791,000	1,191,000
Total Assets	$921,875	$1,191,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Bank overdraft	$251	$—
Accounts payable and accrued expenses	16,028	202,170
Accrued expenses - related party	18,194	12,385
Accrued interest	4,879	258
Accrued interest-related party	421	95
Convertible loans payable	171,737	67,826
Note payable - related party	4,034	4,034
Due to MDS Real Estate, LLC	65,700	—
Total Current Liabilities	281,244	286,768

Stockholders’ Equity
Common stock, par value $0.001, 400,000,000 shares authorized, 177,603,871 shares issued and outstanding (February 29, 2012- 193,166,667 shares issued and outstanding)	36,954	9,317
Additional paid-in capital	3,490,479	3,057,195
Common stock authorized and unissued, 6,133,334 and 42,133,334 shares at August 31 and February 29, 2012	613	4,213
Unamortized share based compensation	(6,113)	(160,000)
Foreign currency translation	—	876
Deficit accumulated during the development stage	(2,881,302)	(2,007,178)
Total Stockholders’ Equity	640,631	904,423

Total Liabilities and Stockholders' Equity	$921,875	$1,191,191

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

PERIOD FROM AUGUST 24, 2004 (INCEPTION) TO AUGUST 31, 2012

	Three months ended August 31, 2012	Three months ended August 31, 2011 (restated)	Six months ended August 31, 2012	Six months ended August 31, 2011 (restated)	Period from August 24, 2004 (Inception) To August 31, 2012

REVENUES – Note 3	$—	$—	$—	$—	$—

OPERATING EXPENSES
Consulting fees	14,881	201,229	76,398	248,479	1,282,036
Compensation expense - related party	40,000	—	160,000	—	720,000
General and administrative	23,858	6,007	50,097	11,201	106,429
Professional fees	8,864	7,088	10,707	36,276	173,149
Exploration costs	—	—	—	—	16,500
TOTAL OPERATING EXPENSES	87,603	214,324	297,202	295,956	2,299,114

NET OPERATING LOSS	(87,603)	(214,324)	(297,202)	(295,956)	(2,299,114)
OTHER INCOME (EXPENSE)
Impairment	(400,000)		(400,000)		(400,000)
Interest expenses, net	(4,007)	(1,075)	(7,197)	(3,028)	(12,542)
Interest expense - related party	(169)	—	(332)	—	(590)
Finance costs	(17,264)		(169,136)		(169,136)
Gain (loss) on currency adjustment	(839)	(42)	(257)	(42)	80

NET LOSS	$(509,882)	$(215,441)	$(874,124)	$(299,026)	$(2,881,302)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	158,501,032	93,975,885	27,485,937	93,787,290

The accompanying notes are an integral part of these financial statements.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

PERIOD FROM AUGUST 24, 2004 (INCEPTION) TO AUGUST 31, 2012

	Six months ended August 31, 2012	Six months ended August 31, 2011 (restated)	Period from August 24, 2004 (Inception) to August 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(874,124)	$(299,026)	$(2,881,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	400,000	—	400,000
Write-off of mineral properties	—	—	16,500
Amortization of interest	2,311	3,030	7,562
Shares issued for services	199,145	150,000	1,784,145
Shares issued for financing	169,137		169,137
Changes in Operating Assets and Liabilities:		—
(Increase) in prepaid expenses	(4,875)	—	(4,875)
Increase (decrease) in accounts payable & accrued expenses	(186,916)	95,665	16,130
Increase (decrease) in accrued interest	4,621	—	4,879
Increase(decrease) in accrued interest - related party	326		421
Increase (decrease) in accounts payable - related party	5,809	368	18,194
Cash flows used in operating activities	(284,566)	(49,963)	(469,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property costs	—	—	(16,500)
Cash flows used in investing activities	—	—	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer’s loan	—	—	22,703
Repayment of officer’s loan	—	—	(18,669)
Convertible loan proceeds	284,124	—	355,624
Common shares issued for cash	—	50,000	125,800
Cash flows provided by financing activities	284,124	50,000	485,458

NET INCREASE (DECREASE) IN CASH	(442)	37	(251)
Cash, beginning of the period	191	59	—
Cash (bank indebtedness), end of the period	$(251)	$96	$(251)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for assets	$—	$—	$1,191,000
Shares issued for financing costs	$169,137	$—	$169,137
Shares issued for services	$199,145	$—	$1,784,145
Stock issued for debt	$211,824	$—	$211,824
Asset and liability assumed	$126,000	$—	$126,000

The accompanying notes are an integral part of these financial statements

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 2012, and the results of its operations and cash flows for the three and six months ended August 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2012 filed with the Commission on July 30, 2012.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2012 and February 29, 2012, the Company had no cash equivalents.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of August 31, 2012 and February 29, 2012 due to their short-term nature.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – Significant Accounting Policies and Procedures (continued)

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At August 31, 2012 and February 29, 2012 the Company had approximately 11,321,000 and 6,835,000, respectively, related to its convertible notes payable that have been excluded from the computation of diluted net loss per share.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the six months ended August 31, 2012, and the year ended February 29, 2012, the Company determined that none of its long-term assets were impaired.

Advertising

The Company expenses advertising costs as incurred. During the six months ended August 31, 2012 and 2011 and for the period from August 25, 2004 (inception) to August 31, 2012, the Company did not incur advertising expenses.

Research and development

Research and development costs are expensed as incurred. During the six months ended August 31, 2012 and 2011 and for the period from August 25, 2004 (inception) to August 31, 2012, the Company did not incur research and development costs.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – Significant Accounting Policies and Procedures (continued)

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

For the six months ended August 31, 2012 and 2011 and for the period from August 25, 2004 (inception) to August 31, 2012, 2012, the Company recorded share-based compensation expense related to equity granted in connection with services to the Company of $216,545, $0 and $1,801,545, respectively.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Year-end

The Company has adopted the last day of February as its fiscal year end.

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

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 2 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (August 25, 2004) through August 31, 2012 the Company had accumulated losses of $2,881,302 and a working capital deficit of $276,369. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 – Intangible Assets

On January 25, 2011, the Company entered into an Asset Purchase Agreement to acquire certain intellectual property related to a line of fire extinguishing and prevention products that are based on environment friendly and biological formulations. In consideration for the newly acquired assets, the Company issued 38,000,000 shares at $0.013 per share, totaling $1,190,000 to two individuals who became the entire Board of Directors and the two senior officers of the Company. The Company followed SAB Topic 5 G in determining value as the transaction was considered a non-monetary related party transaction. Value was determined based on historical costs associated with testing, patenting and trademarking the intellectual property and also supported by an independent valuation of the intellectual property. The entire purchase price was allocated to the intangible asset category of Patents and Trademarks.

During the period ended August 31, 2012, the Company recognized an impairment of the intangible asset of $400,000 based on management’s assessment of the current value of the asset. Management will continue to review the valuation of the asset on an ongoing basis.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 4 – Proposed Merger with Terra Asset Management, Inc.

Pursuant to a proposed merger agreement dated July 16, 2012 between the Company and Terra Asset Management, Inc. the Company assumed for Terra a promissory note payable to MDS Real Estate, LLC. The proposed merger was terminated on October 17, 2012, and both parties are to be restored to their original positions, except that Bioflamex has assumed the debt payable to MDS of $65,700 and has a receivable from Terra Asset Management for $126,000.

NOTE 5 – Related Party Transactions

Asset purchase agreement

On January 25, 2011, the Company entered into an Asset Purchase Agreement with Messer’s Schiørring and Henrik for the purchase of intellectual property. Pursuant to the agreement, each of the aforementioned individuals was issued 19,000,000 shares of the Company’s common stock valued at $1,191,000. Further, the Company’s sole officer, at the time of the transaction cancelled a total of 75,643,333 shares of his common stock and agreed to sell Messer’s Schiørring and Henrik in a private transaction, his remaining shares totaling 12,856,666 whereby effectuating a change in control.

Accrued expenses

During the six months ended August 31, 2012, officers of the Company paid $5,809 of operating expenses on behalf of the Company. As of August 31, 2012, the amount owed to officers of the Company totaled $18,194.

Note payable

On September 30, 2011, the Company issued a promissory note to an officer in the amount of $4,034 for cash advanced to the Company for operating expenses. The loan bears interest at a rate of 15% per annum and is due on demand. As of August 31, 2012, the Company recorded interest expense of $421. The principle together with accrued interest totaled $4,455.

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

On May 21, 2012, the Company issued 12,000,000 shares each to the Company’s officers, previously authorized as compensation for services rendered for the period beginning January 1, 2012 through June 30, 2012. In connection with the grant, the officers agreed to waive their right to the 5,000,000 shares due them per their respective employment agreements. The fair value of the 24,000,000 shares issued totaled $240,000 and is being amortized over the six month term of the agreement. At August 31, 2012, the Company recorded additional executive compensation of $160,000 in connection with the grant.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 5 – Related Party Transactions (continued)

Armitage S.A.

On December 13, 2010, the Company issued a convertible promissory note in the amount of $60,500. The note is convertible at any time upon the election of the holder at a conversion rate of $0.01. The note is non-interest bearing and matures on December 13, 2012. Further, the Company can elect to convert the note at any time at the stated conversion rate in an amount equal to 120% of the outstanding balance at the time of election. The Company imputed interest at a rate of 8% and recorded a discount of $8,925. The discount is being amortized over the term of the note. As of August 31, 2012, the principle balance, net of its remaining discount of $1,363, totaled $59,137 additionally the Company recorded an imputed interest expense of $2,133.

Laurag Associates S.A.

On January 9, 2012, the Company issued a convertible promissory note in the amount of $11,000. The note is unsecured, bears interest at a rate of 6% per annum and matures on January 8, 2013. The note is convertible into shares of the Company’s common stock at a rate equal to the market value of the common stock on the date of conversion notice. As of August 31, 2012, the unpaid principal balance together with accrued interest totaled $11,432.

Magna Group I, LLC

On March 29, 2012, the Company issued an 8% convertible promissory note to Magna Group I, LLC (“Magna”) in exchange for the assumption of $143,786 of the Company’s previously accrued liabilities. The note matures on March 29, 2012 and is convertible at any time at the option of the holder at a conversion rate equal to a 35% discount of the three lowest trading amounts in the ten day period prior to the election to convert. During the six months ended August 31, 2012, Magna elected to convert a total of $113,786 of the note into 8,575,620 shares of common stock. The fair value of the shares issued totaled $211,093. The Company recorded additional financing costs of $97,307 in connection with the conversion representing the excess fair value of the shares issued over the debt converted.

 On June 4, 2012, Magna elected to convert the remaining value of the note into 4,458,881 shares of common stock. The fair value of the shares issued totaled $93,406. The Company recorded additional financing costs of $17,264 in connection with the conversion representing the excess fair value of the shares issued over the debt converted.

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

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 5 – Related Party Transactions (continued)

Hanover Holdings I, LLC

On March 29, 2012, the Company issued an 8% convertible promissory note to Hanover Holding I, LLC in the amount of $60,000. The note is unsecured, bears interest at a rate of 8% per annum and matures on March 29, 2013. The note is convertible into shares of common stock at a conversion rate equal to the market price on the date of election to convert. As of August 31, 2012, the Company has recorded interest expense of $2,053 and the principle balance together with accrued interest totaled $62,053.

Svane Thomsen

On March 6, 2012, the Company issued a promissory noted in the amount of $8,883 to Svane Thomsen. The note is unsecured, bears interest at a rate of 10% per annum and matures on or before December 31, 2012. As of August 31, 2012, the Company repaid the full amount of the note.

Asher Enterprises

On June 11, 2012, the Company issued a convertible promissory note to Asher Enterprise in the amount of $37,500 at a rate of 22% per annum maturing March 13, 2013 and convertible at a 49% discount to market. As of August 31, 2012, the Company has recorded interest expense of $1,444 and the principle balance together with accrued interest totaled $31,444.

NOTE 6 – Commitments

Front Range Consulting

On December 1, 2010, the Company entered into a consulting agreement with Front Range Consulting for a term of two years expiring on November 30, 2012. Pursuant to the initial agreement, Front Range will provide business consulting services in exchange for cash compensation in the amount of $19,500 to be amortized over the term of the agreement. On January 28, 2011, the Company agreed to amendment the December 2010 agreement with the inclusion of additional compensation of 1,000,000 shares of the Company’s common stock fair valued at $200,000 to be deemed fully earned on the date of amendment. On September 20, 2011, the Company agreed to further amend the December agreement for the issuance of an additional 2,500,000 shares of common stock fair valued at $375,000 also deemed to be fully earned on the date of amendment. As August 31, 2012 and 2011, the Company has recorded consulting expense of $4,696 and $4,696, respectively related to the cash compensation due under the agreement.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 7 – Shareholders’ Equity

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

On April 26, 2011, the Company authorized the issuance of 333,334 shares of common stock pursuant to a subscription agreement for cash proceeds of $50,000. As of August 31, 2012, the shares are unissued.

On August 15, 2011, the Company authorized the issuance of 1,000,000 shares of common stock to Front Range Consulting for services valued at $150,000. The shares were subsequently issued on April 18, 2012.

In September 2011, the Company authorized the issuance of 2,000,000 shares of common stock to an individual for advisory services valued at $300,000. As of August 31, 2012, 800,000 shares were unissued.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 7 – Shareholders’ Equity (continued)

On September 20, 2011, the Company authorized the issuance of 2,500,000 to Front Range Consulting for services valued at $375,000. The shares were subsequently issued on May 15, 2012.

On March 28, 2012, the Company issued 12,000,000 shares of its common stock fair valued at $480,000 to its officers’ for services rendered in 2011.

On May 21, 2012, the Company issued 24,000,000 of its common stock fair valued at $240,000 for services to the Company for the period beginning January 1, 2012 and ending on June 30, 2012. As of August 31, 2012, the Company has recorded compensation expense of $120,000 and the remaining unamortized portion totaled $40,000.

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

On May 23, 2012, the Company entered into a six month Consulting Agreement with Grey Bridge Capital and issued 750,000 shares of common stock valued at $12,225. Cash compensation due under the agreement totals $10,000. As of August 31, 2012, the Company recorded unamortized share-based compensation in the amount of $12,225 to be amortized over the six month term of the agreement.

On June 4, 2012, Magna elected to convert the remaining value of the note into 4,458,881 shares of common stock. The fair value of the shares issued totaled $93,406. The Company recorded additional financing costs of $17,264 in connection with the conversion representing the excess fair value of the shares issued over the debt converted.

In July 2012, the Company issued 1,000,000 shares of common stock with a deemed value of $2,900 for consulting services.

In August 2012, the Company issued 20,461,538 shares with a deemed value of $60,300 in partial settlement of the promissory note to MDS Realty, LLC.

As of August 31, 2012, the Company had no outstanding stock options or warrants.

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 8 – Correction of an Error

In June 2012, the Company identified errors in previously reported financial statements relating to the accrual of various expenses incurred and unrecorded from December 2010 through November 30, 2011. The following table represents the effects of the errors for the six months ended August 31, 2011 and February 29, 2012.

	February 29, 2012
	As Originally	Error	As
	Filed	Corrections	Restated
BALANCE SHEET
Current assets
Cash and cash equivalents	$191	—	$191
Prepaid expenses - other	—	—
Total current assets	191	—	191
Other assets
Intangible assets:	1,191,000	—	1,191,000
Total assets	$1,191,191	—	$1,191,191

Current liabilities
Accounts payable and accrued expenses	159,589	42,581	202,170
Accrued expenses - related party	12,385	—	12,385
Accrued interest	7,047	(6,952)	95
Accrued interest - related party	—	258	258
Note payable - related party	4,034	—	4,034
Convertible note	60,500	7,326	67,826
Total current liabilities	243,555	43,213	286,768
Stockholders' (Deficit)
Common stock	9,300	17	9,317
Additional paid-in capital	1,337,500	1,719,695	3,057,195
Common stock authorized and unissued	—	4,213	4,213
Foreign currency translation	—	876	876
Unamortized share-based compensation	—	(160,000)	(160,000)
Accumulated deficit	(399,164)	(1,608,014)	(2,007,178)
Total stockholders' equity	947,636	(43,213)	904,423
Total liabilities and stockholders' (deficit)	$1,191,191	—	$1,191,191

BIOFLAMEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 9 – Correction of an Error (continued)

STATEMENT OF OPERATIONS	For the three months ended August 31, 2011
	Original as filed	Error Corrections	As restated
Revenues	$—	—	$—
Operating Expenses
Consulting fees	3,979	197,250	201,229
General and administrative	6,007	—	6,007
Professional fees	7,090	(2)	7,088
Total operating expenses	17,076	197,248	214,324
Gain ( loss) on currency exchange	(42)	-	(42)
Interest expense, net	2	(1,077)	(1,075)
Net (loss)	$(17,116)	(198,325)	$(215,441)
Basic and diluted loss per share	$(0.00)	—	$(0.00
Weighted average shares outstanding	92,800,111	1,175,824	93,975,935

STATEMENT OF OPERATIONS	For the six months ended August 31, 2011
	Original as filed	Error Corrections	As restated
Revenues	$—	—	$—
Operating Expenses
Consulting fees	3,979	244,500	248,479
General and administrative	11,201	—	11,201
Professional fees	36,276	—	36,276
Total operating expenses	51,456	244,500	295,956
Gain ( loss) on currency exchange	(42)	-	(42)
Interest expense, net	2	(3,030)	(3,028)
Net (loss)	$(51,496)	(247,530)	$(299,026)
Basic and diluted loss per share	$(0.00)	—	$(0.00)
Weighted average shares outstanding	92,699,929	1,087,361	93,787,290

NOTE 9 – Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than those detailed below.

On July 13, 2012, the Company entered into and consummated a plan of Merger with Terra Asset Management in a triangular reverse merger where Terra Asset Management is the accounting survivor of the transaction. On October 17, 2012, the Company and Terra Asset Management agreed to terminate the agreement and the parties have agreed to restore each other to their original positions except as disclosed in Note 4. Subsequent to the end of the year, an additional 7,000,000 shares were issued in settlement of $20,300 of the debt owing to MDS Realty, LLC.

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

On October 17, 2012, the parties to the Merger Agreement entered into an agreement to unwind the Merger (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to unwind the Merger Agreement transaction returning all parties to their original positions in regard to ownership of TAM and our company, directorships and management positions, debts and liabilities (other than those acknowledged and assumed by us), the issuance of shares, and all other matters, with all parties recognizing the original transaction as set forth in the Merger Agreement as null and void and having no force or effect. The parties further agreed to mutually release each other from any liabilities arising from the transaction.

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

Results of operations for the three and six months ended August 31, 2012 and 2011, and for the period from August 25, 2004 (date of inception) through August 31, 2012

We have not earned any revenues since our inception on August 25, 2004. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $87,603 for the three months ended August 31, 2012, compared with operating expenses of $214,324 for the three months ended August 31, 2011. Our operating expenses were mainly for related party compensation and general and administrative expenses for the three months ended August 31, 2012, compared with consulting fees for the three months ended August 31, 2011.

We incurred operating expenses in the amount of $297,202 for the six months ended August 31, 2012, compared with operating expenses of $295,956 for the six months ended August 31, 2011. Our operating expenses were mainly for related party compensation and general and administrative expenses for the six months ended August 31, 2012, compared with consulting fees for the six months ended August 31, 2011.

We incurred operating expenses in the amount of $2,299,114 for the period from August 25, 2004 (Inception) to August 31, 2012.

We incurred an impairment expense related to our IP asset of $400,000 for the three and six months ended August 31, 2012 that we did not incur for the three and six months ended August 31, 2011

We incurred a net loss in the amount of $509,882 for the three months ended August 31, 2012, as compared with a net loss in the amount of $215,441 for the three months ended August 31, 2011. We incurred a net loss in the amount of $874,124 for the six months ended August 31, 2012, as compared with a net loss in the amount of $299,026 for the six months ended August 31, 2011

We incurred a net loss in the amount of $2,881,302 for the period from August 25, 2004 (Inception) to August 31, 2012. Our losses for each period are attributable to operating and other expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2012, we had current assets of $4,875. We had total assets of $921,875 as of August 31, 2012. We had current liabilities of $281,244 and total liabilities of the same as of August 31, 2012. We had a working capital deficit of $276,369 as of August 31, 2012.

Operating activities used $284,566 in cash for six months ended August 31, 2012. Our net loss of $874,124 and a decrease in accounts payable and accrued expense of $186,916 were the main contributing factors to our negative operating cash flow, offset mainly by shares issued for financing of $169,137 and shares issued for services of $199,145, and an impairment of $400,000. Financing activities for the three months ended August 31, 2012 generated $284,124 as proceeds from convertible loans.

We will require a cash injection of $2,000,000 to: continue operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products.

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

As of August 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. We have not yet achieved profitable operations and since our inception (August 25, 2004) through August 31, 2012, we have accumulated losses of $2,881,302 and a working capital deficit of $276,369. Management expects to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet out obligations and repay our liabilities arising from normal business operations when they come due.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2012, we issued an 8% convertible promissory note to Magna Group I, LLC (“Magna”) in exchange for the assumption of $143,786 of our previously accrued liabilities. The note matures on March 29, 2012 and is convertible at any time at the option of the holder at a conversion rate equal to a 35% discount of the three lowest trading amounts in the ten day period prior to the election to convert. The note was converted into a total of 13,034,501 shares of common stock.

In July 2012, we issued 1,000,000 shares of common stock with a deemed value of $ 2,900 for consulting services.

TAM was indebted to a company known as MDS Real Estate, LLC, represented by a convertible promissory note dated June 8, 2011 for a purported $126,000. Certain of that debt was assumed by various parties and converted into shares of our common stock after the Merger Agreement was signed, but before the deal was terminated on October 17, 2012. During that time, we issued a total of 27,461,538 as follows:

Date	Number of Shares
August 7, 2012	3,750,000
August 7, 2012	3,750,000
August 23, 2012	6,461,538
August 24, 2012	7,000,000
September 2012	7,000,000
27,461,538

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Termination Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

(1)	Incorporated by reference to our Current Report on Form 8-K/A, filed with the SEC on October 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioflamex Corporation

Date:	October 29, 2012

By:	/s/ Kristian Schiorring Kristian Schiorring
Title:	Chief Executive Officer and Director

